Form 10QSB
period 1999-06-30
PEPPERMILL CAPITAL CORP
filed 1999-09-08
CIK 1063653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES EXCHANGE ACT OF 1934

For the quarterly period ended              June 30, 1999
                               -----------------------------------------------

(  )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from   March 1, 1998       to   June 30, 1998
                               ----------------------    ----------------

Commission File number                      0-25989
                         ------------------------------------------------

                         PEPPERMILL CAPITAL CORPORATION
               --------------------------------------------------
               (Exact name of registrant as specified in charter)


             Nevada                                      98-0186841
 --------------------------------                   -------------------
(State or Other Jurisdiction of                        (I.R.S. Employer
Incorporation or Organization)                        Identification No.)

2500 - 1177 W. Hastings Street
Vancouver, B.C. Canada                                    V6E 2K3
--------------------------------------                  ------------
(Address of Principal Executive Offices)                 (Zip Code)

                                      1-604-684-3301
               ----------------------------------------------------
               Registrant's Telephone Number, Including Area Code

                                       N/A
       -------------------------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

             Class                          Outstanding as of June 30, 1999
  ------------------------------          -----------------------------------

   Common Stock, $0.001 per share                    11,239,700

                                      INDEX



                                                                                                       PAGE
PART 1.                                                                                               NUMBER
                                                                                                      ------
         ITEM 1.  Financial Statements (unaudited)................................ .............         3

                           Balance Sheet as at June 30, 1999....................................         4

                           Statement of Operations
                              For the three months ended June 30, 1999, for the
                                    Six  months  ended  June 30,  1999,  for the
                                    three Months  ended June 30,  1998,  for the
                                    six months  Ended June 30,  1998 and for the
                                    period   from   April  9,   1998   (Date  of
                                    incorporation) to  June 30, 1999...........................         5

                           Statement of Changes in Shareholders' Equity
                              For the period from April 9, 1998 (Date of
                                      Incorporation) to June 30, 1999..........................         6

                           Statement of Cash Flows
                               For  the three months  ended June 30,  1999,  for
                                    the six Months ended June 30, 1999,  for the
                                    three months Ended  June 30, 1998, for the six
                                    months ended June 30, 1998 and for the period
                                    from April 9, 1998 (Date of incorporation) to
                                    June 30, 1999.............................................          7

                           Notes to the Financial Statements..................................          8

         ITEM 2.  Plan of Operations..........................................................         11


PART 11           Signatures..................................................................         12


                         PART 1 - FINANCIAL INFORMATION

--------------------------------------------------------------------------------
                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


The accompanying balance sheet of Peppermill Capital Corporation. (an exploration stage company) at June 30, 1999 and the statement of operations and statement of cash flow for the three months ended June 30, 1999, for the six months ended June 30, 1999, for the three months ended June 30, 1998, for the six months ended June 30, 1998 and for the period from April 9, 1998 (date of incorporation) to June 30, 1999 and the statement of stockholders' equity for the period from April 9, 1998 (date of incorporation) to June 30, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended June 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

                         PEPPERMILL CAPITAL CORPORATION
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                                  June 30, 1999

                      (Unaudited - Prepared by Management)


                                                                  JUNE 30             DEC 31
                                                                   1999                1998
                                                                 -------             -------
   ASSETS

   CURRENT ASSETS


        Bank                                                     $ 1,168             $ 1,125
        NOTE RECEIVABLE                                               --              15,000
                                                                 -------             -------
                                                                   1,168              16,125
                                                                 -------             -------

   OTHER  ASSETS

        Mining claim - Note 3                                      2,129               2,129
                                                                 -------             -------
                                                                 $ 3,297             $18,254
                                                                 ========            ========

   LIABILITIES

         Accounts payable - related parties                      $ 6,800             $ 6,800
         Accounts payable and accrued liabilities                  3,601               1,316
                                                                 -------             -------
                                                                  10,401               8,116
                                                                 -------             -------

   STOCKHOLDERS' EQUITY

        Common stock
              200,000,000 shares authorized, at $0.001 par
              value, 11,239,700 shares issued and outstanding    11,240               11,240

        Capital in excess of par value                           21,930               21,930

        Deficit accumulated during the development stage        (40,274)             (23,032)
                                                                -------              -------
              Total Stockholders' Equity                         (7,104)              10,138
                                                                -------              -------
                                                                $ 3,297             $ 18,254
                                                                =======             ========


The accompanying notes are an integral part of these unaudited financial statements.


                         PEPPERMILL CAPITAL CORPORATION
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

       For the three months ended June 30, 1999, for the six months ended
        June 30, 1999, for the three months ended June 30, 1998, for the six months ended June 30, 1998 and for period from
               April 9, 1998 (Date of Inception) to June 30, 1999

                      (Unaudited - Prepared by Management)


                                             FOR THE             FOR THE           FOR THE           FOR THE            FROM
                                              THREE               SIX              THREE              SIX             DATE OF
                                             MONTHS              MONTHS            MONTHS            MONTHS           INCEPTION
                                              ENDED              ENDED             ENDED              ENDED               TO
                                             JUNE 30,           JUNE 30,          JUNE 30,          JUNE 30,           JUNE 30,
                                               1999               1999              1998              1998              1999
                                               ----               ----              ----              ----              ----
SALES                                    $       --           $        --        $       --        $        --       $        --
                                         ------------         ------------        ----------       -----------       -----------

GENERAL  AND
ADMINISTRATIVE  EXPENSES:

     Accounting and audit                        350               1,550                 --                --             3,400
     Assessment work                              --                  --                 --                --             1,800
     Bank charges and interest                     1                   1                 30                30                59
     Consulting                                1,000               1,000                 --                --            10,000
     Filing fees -- Edgar system               1,068               1,068                 --                --             1,068
     Geological report                            --                                    618               618               618
     Incorporation costs written-off              --                  --                640               640               640
     Legal                                        --                  --                 --                --             2,500
     Office expenses                             189                 189                 60                60               977
     Salary                                   12,000              12,000                 --                --            12,000
     Transfer agent's fees                     1,435               1,435              1,285             1,285             4,212
     Travel                                       --                  --                 --                --             3,000
                                         -----------           ---------         ----------        ----------         ---------

NET LOSS                                 $    16,043          $   17,243         $    2,633        $    2,633         $  40,274
                                         ===========          ==========          =========        ==========         =========

NET LOSS PER
COMMON SHARE

     Basic                               $    0.001           $    0.002          $   0.001         $   0.001          $  0.004
                                         ==========           ==========          =========         =========          ========


AVERAGE OUTSTANDING
SHARES

     Basic                               11,239,700           11,239,700         1,866,428         1,866,428         9,487,987
                                         ==========           ==========         =========         =========         =========

               The  accompanying  notes are an integral part of these  unaudited financial statements.

                         PEPPERMILL CAPITAL CORPORATION
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the period from April 9, 1998 (Date of Inception)
                                to June 30, 1999

                      (Unaudited - Prepared by Management)


                                                                                                   CAPITAL IN
                                                                       COMMON STOCK                 EXCESS OF         ACCUMULATED
                                                                    SHARES          AMOUNT          PAR VALUE           DEFICIT
                                                                    ------          ------          ---------           -------
BALANCE APRIL 9, 1998 (date of inception)                                 --       $       --        $        --         $       --

Issuance of common shares for cash at
     $0.001 - June 6, 1998                                         4,000,000             4,000                --                 --

Issuance of common shares for cash at
     $0.001 - June 23, 1998                                        6,000,000             6,000                --                 --

Issuance of common shares for cash at
     $.001 - June 25, 1998                                         1,150,000             1,150

Issuance of common shares for cash at
     $0.10 - June 26, 1998                                             2,700                 3               267                 --

Issuance of common shares for cash at
     $0.25 - September 17, 1998                                       87,000                87            21,663                 --

Net operating loss for the period from
     April 9, 1998 to June 30, 1999                                       --                --                --            (40,274)
                                                                  ----------        ----------        ----------         ----------
BALANCE JUNE 30, 1999                                             11,239,700        $   11,240        $   21,930         $  (40,274)
                                                                  ==========        ==========        ==========         ==========

                  The accompanying notes are an integral part of these unaudited financial statements.


                         PEPPERMILL CAPITAL CORPORATION
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

       For the three months ended June 30, 1999, for the six months ended
      June 30, 1999, for the three months ended June 30, 1998, for the six months ended June 30, 1998 and for the period from
               April 9, 1998 (Date of Inception) to June 30, 1999

                      (Unaudited - Prepared by Management)


                                                          FOR THE     FOR THE      FOR THE       FOR THE        FROM
                                                           THREE        SIX         THREE          SIX        DATE OF
                                                           MONTHS      MONTHS       MONTHS        MONTHS     INCEPTION
                                                           ENDED       ENDED        ENDED         ENDED          TO
                                                          JUNE 30,    JUNE 30,     JUNE 30,      JUNE 30,      MARCH 31,
                                                            1999        1999         1998          1998        1999
                                                            ----        ----         ----         ----        ------
CASH FLOWS FROM
OPERATING ACTIVITIES:

Net loss                                                  $(16,043)   $(17,243)   $ (2,633)   $ (2,633)   $(40,274)

Adjustments to reconcile net loss
    to net cash provided by operating
     activities

     Due from a director                                    15,000      15,000          --          --       6,800
     Increase in accounts payable                            1,197       2,286          --          --       3,601
                                                          --------    --------    --------    --------    --------

          Net Cash from Operations                             154          43      (2,633)     (2,633)    (29,873)
                                                          --------    --------    --------    --------    --------

CASH FLOWS FROM
INVESTING ACTIVITIES:

Mineral claim                                                   --          --      (2,129)     (2,129)     (2,129)
                                                          --------    --------    --------    --------    --------


CASH FLOWS FROM
FINANCING ACTIVITIES:

 Proceeds from issuance of common
       stock                                                    --          --      11,420      11,420      33,170
                                                          --------    --------    --------    --------    --------

Net Increase in Cash                                           154          43       6,658       6,658       1,168

Cash at Beginning of Period                                  1,014       1,125          --          --          --
                                                          --------    --------    --------    --------    --------

CASH AT END OF PERIOD                                     $  1,168    $  1,168    $  6,658    $  6,658    $  1,168
                                                          ========    ========    ========    ========    ========


               The  accompanying  notes are an integral part of these  unaudited financial statements.

                         PEPPERMILL CAPITAL CORPORATION
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

                      (Unaudited - Prepared by Management)


1.       ORGANIZATION

         The Company was incorporated under the laws of the State of Nevada on April 9, 1998 with the authorized common shares of 200,000,000 shares at $0.001 par value.

         Since its inception the company has completed two Regulation D offerings of 7,239,700 shares of its capital stock for cash.

         The Company is in the exploration stage and was organized for the purpose of engaging in the business of mineral development.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Accounting Methods

         The Company recognizes income and expenses based on the accrual method of accounting.

         Dividend Policy

         The Company has not yet adopted a policy regarding payment of dividends.

         Income Taxes

         The Company's year end is December 31. On December 31, 1998, the Company had a net operating loss carry forward of $23,023. The income tax benefits from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carry forward will expire in the year 2019.

         Loss per Share

         Loss per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FABS Statement No. 128.

                         PEPPERMILL CAPITAL CORPORATION
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

                      (Unaudited - Prepared by Management)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - Continued

         Cash and Cash Equivalents

         The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

         Foreign Currency Translation

         The translations of the Company completed in Canadian dollars have been translated to US dollars. Assets and liabilities are translated at the year end exchange rates and the income and expenses at the average rates of exchange prevailing during the period reported on.

         Amortization of Capitalized Mining Claim Costs

         The Company will use successful efforts method to amortize the capitalized costs of its mining claims which provides for capitalizing the purchase price of the project and the additional costs directly related to providing the properties, and amortizing these amounts over the life of the mineral deposit. All other costs are expensed as incurred. Unamortized capital costs will be expensed if the property is proven to be of no value.

         Financial Instruments

         The carrying amounts of financial instruments, including cash, prepaid expenses and deferred offering costs are considered by management to be their standard fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

         Estimates and Assumptions

         Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimated and assumption affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.


3.       MINING CLAIMS

         On June 18, 1998 the Company acquired mineral claims known as "Star Claims" consisting of 11 units located near the town of Merrit, British Columbia, for $2,129 with expiration dates in 1999. The units cover 587 acres.

                         PEPPERMILL CAPITAL CORPORATION
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                                  June 30, 1999

                      (Unaudited - Prepared by Management)



4.       RELATED PARTY TRANSACTIONS

         Related parties acquired 36% of the common shares issued for cash.

         The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If specific business opportunities become available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.


5.       GOING CONCERN

         Continuation of the Company as a going concern is dependent upon obtaining additional working capital and the management of the Company has developed a strategy, which it believes will accomplish this objective through additional equity funding, and long term financing, which will enable the Company to operate in the future.

         Management recognizes that, if it is unable to raise additional capital, the Company cannot operate in the future.

--------------------------------------------------------------------------------
                           ITEM 2. PLAN OF OPERATIONS
--------------------------------------------------------------------------------

The Company's management will concentrate its efforts on the Star Claims property near the town of Merritt, British Columbia during 1999. It is the intention of management to investigate other mineral properties in the future but no effort has been made to date to identify or to negotiate the terms for acquiring additional mineral properties. Continuation of the Company as a going concern is dependent upon obtaining additional working capital either from advances from its officers and/or directors, bank financing or by way of an issuance of its capital stock. Until financing has been arranged it is the intention of the directors and officers of the Company to pay for future expenses of the Company as short term loans.


Liquidity and Capital Resources

The Company will need additional working capital to finance its activities on the Semple mineral claims.


Results of Operations

The Company has had no operations during this reporting period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               PEPPERMILL CAPITAL CORPORATION
                                                           (Registrant)


      September 4, 1999                  /s/     "Michael Mitsiadis"
----------------------------             --------------------------------
           Date                      Michael Mitsiadis - President and Director



      September 4, 1999                 /s/    "Raymon Paquette"
----------------------------             --------------------------------
           Date                      Raymon Paquette - Secretary Treasurer and
                                                 Director
                                       12