Form 10QSB
period 1999-09-30
PEPPERMILL CAPITAL CORP
filed 1999-10-29
CIK 1063653

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITES  EXCHANGE
     ACT OF 1934

For the quarterly period ended              September 30, 1999
                               -------------------------------------------------

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________________to

Commission File number                      0-25989
                      --------------------------------------------------------

                         PEPPERMILL CAPITAL CORPORATION
               (Exact name of registrant as specified in charter)

           Nevada                                       98-0186841
          -------                                       ----------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification No.)

2500 - 1177 W. Hastings Street
Vancouver, BC                                            V6E 2K3
-------------                                            --------
(Address of principal executive offices)                (Zip Code)

                                 1-604-684-3301
                             ----------------------
               Registrant's telephone number, including area code

                                       N/A
               ---------------------------------------------------
      (Former name, address, and fiscal year, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), Yes [X] No [ ] and ( ) has been subject to filing requirements for the past 90 days. Yes [X] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                Class                        Outstanding as of October 26, 1999
  -----------------------------------       -----------------------------------
   Common Stock, $0.001 per share                       11,239,700

                                     INDEX

                                                                                                     Page
PART 1.                                                                                              Number
                                                                                                    --------
  ITEM 1.  Financial Statements (unaudited)...............................................             3

           Balance Sheet as at September 30, 1999.........................................             4

           Statement of Operations
                For the three months ended September 30, 1999, for the
                nine months ended  September  30, 1999,  for the three
                months ended  September  30, 1998, for the nine months
                ended September 30, 1998 and for the period from
                April 9, 1998 (Date of incorporation) to September 30, 1999................            5

            Statement of Changes in Shareholders' Equity
                For the period from April 9, 1998 (Date of
                  Incorporation) to September 30, 1999....................................             6

            Statement of Cash Flows
                For  the three months ended  September  30, 1999,
                for the  nine  months  ended  September  30,
                1999, for the three months ended  September 30, 1998, for
                the nine months ended September 30, 1998 and for the period from April 9, 1998 (Date of incorporation) to
                September 30, 1999........................................................             7

                       Notes to the Financial Statements..................................             8

  ITEM 2.  Plan of Operations.............................................................            11

PART 11         SIGNATURES ...............................................................            12

                          PART 1 FINANCIAL INFORMATION
 -------------------------------------------------------------------------------

                          ITEM 1. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

The accompanying balance sheet of Peppermill Capital Corporation. (an exploration stage company) at September 30, 1999 and the statement of operations and statement of cash flow for the three months ended September 30, 1999, for the nine months ended September 30, 1999, for the three months ended September 30, 1998, for the nine months ended September 30, 1998 and for the period from April 9, 1998 (date of incorporation) to September 30, 1999 and the statement of stockholders' equity for the period from April 9, 1998 (date of incorporation) to September 30, 1999 have been prepared by the Company's management and they do not include all information and notes to the financial statements necessary for a complete presentation of the financial position, results of operations, cash flows, and stockholders' equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature.

Operating results for the quarter ended September 30, 1999, are not necessarily indicative of the results that can be expected for the year ending December 31, 1999.

                         PEPPERMILL CAPITAL CORPORATION
                         (An Exploration Stage Company)

                                  BALANCE SHEET

                               September 30, 1999

                      (Unaudited - Prepared by Management)

                                                                    SEPTEMBER 30            DEC 31
                                                                         1999                1998
                                                                         ----                ----
ASSETS
CURRENT ASSETS
     Bank                                                           $    1,570         $    1,125
     Note Receivable                                                        -              15,000
                                                                      ---------            ------
                                                                         1,570             16,125
                                                                      ---------            ------
OTHER  ASSETS
     Mining claim - Note 3                                               2,129              2,129
                                                                      ---------            ------
                                                                     $   3,699         $   18,254
                                                                      =========            ======
LIABILITIES
      Accounts payable - related parties                             $   9,800         $    6,800
      Accounts payable and accrued liabilities                           1,561              1,316
                                                                      ---------            ------
                                                                        11,361              8,116
                                                                      ---------           -------
STOCKHOLDERS' EQUITY
     Common stock
           200,000,000 shares authorized, at $0.001 par
           value, 11,239,700 shares issued and outstanding              11,240             11,240
     Capital in excess of par value                                     21,930             21,930
     Deficit accumulated during the development stage                  (40,832)           (23,032)
                                                                      ---------          --------
           Total Stockholders' Equity                                   (7,662)            10,138
                                                                      ---------          --------
                                                                     $   3,699        $    18,254
                                                                     ==========          ========



The accompanying notes are an integral part of these unaudited financial statements.

                         PEPPERMILL CAPITAL CORPORATION
                         (An Exploration Stage Company)

                             STATEMENT OF OPERATIONS

For the three months ended September 30, 1999, for the nine months ended September 30, 1999, for the three months ended September 30, 1998, for the nine months ended September 30, 1998 and for period from April 9, 1998 (Date of Inception) to September 30, 1999

                      (Unaudited - Prepared by Management)



                                            FOR THE THREE     FOR THE NINE      FOR THE THREE    FOR THE NINE       FROM DATE OF
                                             MONTHS ENDED     MONTHS ENDED      MONTHS ENDED     MONTHS ENDED       INCEPTION TO
                                            SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                                 1999             1999              1998             1998               1999
                                            ------------      ------------       ------------   ------------        ------------

SALES                                      $   -             $    -               $    -         $   -             $     -
                                           --------            --------            --------       --------            --------
GENERAL  AND
ADMINISTRATIVE  EXPENSES:

     Accounting and audit                     300                1,850              1,500           1,500              3,700
     Assessment work                          -                   -                    -               -               1,800
     Bank charges and interest                  2                    3                 -               30                 61
     Consulting                               -                  1,000              4,000           4,000             10,000
     Filing fees - Edgar system               283                1,351                 -               -               1,351
     Geological report                        -                   -                    -              618                618
     Incorporation costs written-off          -                   -                   640                                640
     Legal                                    -                   -                 2,500           2,500              2,500
     Office expenses                          (27)                 161                339             399                950
     Salary                                   -                 12,000                 -               -              12,000
     Transfer agent's fees                    -                  1,435                522           1,808              4,212
     Travel                                   -                   -                 3,000           3,000              3,000
                                          ------------     ------------        -----------       ---------           -------
NET LOSS                                  $   558          $    17,800            $11,861        $ 14,495          $  40,832
                                          ============     ============        ==========        =========         =========
NET LOSS PER
COMMON SHARE
     Basic                               $0.00005          $     0.002         $    0.001        $  0.002          $  0.004
                                         ============      ============        ==========       ===========       ==========
AVERAGE OUTSTANDING
SHARES
     Basic                             11,239,700           11,239,700         11,165,939       6,755,314          9,786,427
                                       ============         ==========         ==========       ==========       ===========

The accompanying notes are an integral part of these unaudited financial statements.

                         PEPPERMILL CAPITAL CORPORATION
                         (An Exploration Stage Company)

                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

              For the period from April 9, 1998 (Date of Inception)
                              to September 30, 1999

                      (Unaudited - Prepared by Management)

                                                                                                      CAPITAL IN
                                                                            COMMON     STOCK           EXCESS OF     ACCUMULATED
                                                                         SHARES           AMOUNT       PAR VALUE       DEFICIT
                                                                         ------           ------       ---------       --------

           BALANCE APRIL 9, 1998 (date of inception)                        -           $     -          $   -          $   -

           Issuance of common shares for cash at
                $0.001 - June 6, 1998                                 4,000,000            4,000             -              -

           Issuance of common shares for cash at
                $0.001 - June 23, 1998                                6,000,000            6,000             -              -
           Issuance of common shares for cash at
                $.001 - June 25, 1998                                 1,150,000            1,150

           Issuance of common shares for cash at
                $0.10 - June 26, 1998                                     2,700                3           267              -

           Issuance of common shares for cash at
                $0.25 - September 17, 1998                               87,000               87        21,663              -

           Net operating loss for the period from
                April 9, 1998 to September 30, 1999                         -                 -              -         (40,832)
                                                                     ------------     ----------        ----------     ---------

           BALANCE SEPTEMBER 30, 1999                                11,239,700          $11,240     $  21,930       $ (40,832)
                                                                     ============     ==========        ==========     =========

The accompanying notes are an integral part of these unaudited financial statements.

                         PEPPERMILL CAPITAL CORPORATION
                         (An Exploration Stage Company)

                             STATEMENT OF CASH FLOWS

For the three months ended September 30, 1999, for the nine months ended September 30, 1999, for the three months ended September 30, 1998, for the nine months ended September 30, 1998 and for the period from April 9, 1998 (Date of Inception) to September 30, 1999

                      (Unaudited - Prepared by Management)




                                            FOR THE THREE     FOR THE NINE      FOR THE THREE    FOR THE NINE       FROM DATE OF
                                             MONTHS ENDED     MONTHS ENDED      MONTHS ENDED     MONTHS ENDED       INCEPTION TO
                                            SEPTEMBER 30,     SEPTEMBER 30,     SEPTEMBER 30,    SEPTEMBER 30,      SEPTEMBER 30,
                                                 1999             1999              1998             1998               1999
                                                ------          ------             ------           ------             ------

     CASH FLOWS FROM
     OPERATING ACTIVITIES:
     Net loss                                 $   (558)       $    (17,800)     $   (11,861)      $  (14,495)       $  (40,832)
     Adjustments to reconcile net loss
         to net cash provided by operating
          activities

          Note receivable                          -                15,000          (15,000)         (15,000)             -
          Accounts payable - related party       3,000               3,000             -                -                9,800
          Accounts payable                      (2,040)                245             -                -                1,561
                                                 -------          --------          ---------       ---------         ----------
               Net Cash from Operations            402                 445          (26,861)         (29,495)          (29,471)
                                                ---------         --------         ---------         --------          ---------
     CASH FLOWS FROM
     INVESTING ACTIVITIES:

     Mineral claim                                 -                    -              -              (2,129)           (2,129)
                                                ---------          --------         ---------         --------          ---------
     CASH FLOWS FROM
     FINANCING ACTIVITIES:

     Proceeds from issuance of common
           stock                                    -                   -            21,750           33,170            33,170
                                                ----------         --------         ---------         --------          ---------
     Net Increase in Cash                          402                 445           (5,111)           1,546             1,570

     Cash at Beginning of Period                 1,168               1,125            6,657               -                 -
                                               -----------      ----------          ----------       -----------      ---------
     CASH AT END OF PERIOD                    $  1,570       $       1,570          $ 1,546         $  1,546        $   1,570
                                               ===========     ===========          ==========       ===========     ==========


The accompanying notes are an integral part of these unaudited financial statements.

                         PEPPERMILL CAPITAL CORPORATION
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

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

                               September 30, 1999

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

     Estimates and Assumptions

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of the assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses. Actual results could vary from the estimates that were assumed in preparing these financial statements.

     3. MINING CLAIMS

     On June 18, 1998 the Company acquired mineral claims known as "Star Claims" consisting of 11 units located near the town of Merritt, British Columbia, for $2,129, with expiration dates in 1999. The units cover 587 acres.

                         PEPPERMILL CAPITAL CORPORATION
                         (An Exploration Stage Company)

                          NOTES TO FINANCIAL STATEMENTS

                               September 30, 1999

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

--------------------------------------------------------------------------------

                           ITEM 2. PLAN OF OPERATIONS
--------------------------------------------------------------------------------

The Company's management has not yet determined if there are other properties available to it which it can explore over the next year. In the meantime, the company will continue to explore the Star claims located near the town of Merritt, British Columbia. Since the spring of 1999 no work has been done on the Star claims and it is unlikely that any work will be done before the spring of the year 2000 due to weather conditions in the area.

Liquidity and Capital Resources

The Company will need additional working capital to finance its activities on the Star claims. Management has not yet decided where these funds will be available from and what means of financing to use. In the interim the Company will require funds to maintain the Company. Funds will be required for audit, accounting, filing fees and general working capital.

Results of Operations

The Company has had no operations during this reporting period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        PEPPERMILL CAPITAL CORPORATION
                                                 (Registrant)

 October 27, 1999                       /s/     "Michael Mitsiadis"
-----------------                       ------------------------------
    Date                                Michael Mitsiadis -
                                         President and Director

October 27, 1999                       /s/    "Raymon Paquette"
----------------                       --------------------------------
    Date                               Raymon Paquette - Secretary Treasurer
                                        and Director