Form 10KSB
period 1999-12-31
PEPPERMILL CAPITAL CORP
filed 2000-04-14
CIK 1063653

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

Commission File Number
          0-25989

                         PEPPERMILL CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

         Nevada                                              98-0186841
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

     1819 Clarkson Road, Suite 205
     Chesterfield, Missouri                                   63017
 (Address of principal executive offices)                  (Zip Code)

                                 (636) 530-4532
               Registrant's telephone number, including area code

Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

                                                      Name of each exchange
    Title of Class                                     on which registered:

    Common Stock, $.001 par value per share           NASD Bulletin Board

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  [x] Yes     [_] No

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-KSB or any amendment to the Form 10-KSB. [_]

     The Registrant's revenues for the fiscal year ended December 31, 1999, were $0

     Based upon the average bid and asked price of $6.75 for the Registrant's Common Stock as of March 25, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $7,584,975. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of this Form 10-KSB and the Registrant is not bound by this determination for any other purpose).

     The number of shares of the Registrant's Common Stock outstanding as of March 25, 2000, was 11,239,700 (excluding treasury shares).

     Transitional Small Business Disclosure Format (check one): [_] Yes [x] No

PART I

Item Nos. 1 and 2  Description of Business; Description of Property

     Information concerning all the factors associated with Peppermill is set forth in this combined Item 1 and 2 below. FOR A COMPLETE UNDERSTANDING OF SUCH FACTORS, THIS ENTIRE DOCUMENT, INCLUDING THE FINANCIAL STAEMENTS AND THEIR ACCOMPANYING NOTES, SHOULD BE READ IN ITS ENTIRETY.

Background.

     Peppermill Capital Corporation, a Nevada corporation, was incorporated on April 9, 1998. Peppermill has no subsidiaries. On November 22, 1999, Varner Technologies, Inc. ("Varner") completed the purchase of 10,116,000 shares of Peppermill Common Stock from several Peppermill shareholders. On November 19, 1999, Peppermill entered into a Letter of Intent with Varner Technologies, Inc. ("Varner"), relating to the merger of Varner into Peppermill. Varner is an Internet service provider, and is further engaged in the marketing and sale of long distance telephone services, prepaid telephone cards and other telecommunications products and services via a network of independent distributors, pursuant to a multilevel marketing plan, in 49 states of the United States.

     The purchase of the shares of Peppermill's Common Stock by Varner was made in contemplation of a business combination/merger transaction between the two entities, whereby it is expected that all outstanding voting and non-voting Common Stock of Varner will be exchanged for 10,116,000 shares of Peppermill's Common Stock. The final terms of such business combination/merger by way of a formal Acquisition Agreement are currently being negotiated and there is no guarantee such transaction will take place. Peppermill will be required to provide notice to and seek the consent of its shareholders to any business combination/merger with Varner.

     Upon the purchase of Peppermill's Common Stock by Varner, the then current officers and directors of Peppermill resigned, and Clayton W. Varner, President and CEO of Varner, was elected sole director and President of Peppermill.

     Peppermill intends to change its corporate name and trading symbol upon the conclusion of any business combination/merger transaction between Peppermill and Varner.

     Peppermill's executive offices were located at 2500-1177 West Hastings Street, Vancouver, B.C., Canada, V6E 2K3. Upon Varner's acquisition of the controlling interest in the outstanding shares of Peppermill's Common Stock, Peppermill's executive offices were moved to Varner's offices, located at 1819 Clarkson Road, Suite 205, Chesterfield, Missouri 63017.

     Peppermill was engaged in the exploration and development of mineral properties. Peppermill presently has the mineral rights to certain mineral claims located in the Princeton area of British Columbia, Canada and undertook exploration activities on its mineral claims in February 1999 in order to maintain the claims in good standing with the Gold Commission of British Columbia and to adhere to the recommendations put forth in the June 16, 1998 geological report prepared by James W. McLeod, P. Geo. as more fully described below.

     Peppermill has obtained quotation on the NASD OTC Bulletin Board, and its common stock commenced trading under the symbol PEPM on November 25, 1999.

     Peppermill has no revenue to date from the development of its mineral claims, and its ability to effect its plans for the future will depend on the availability of financing. It is anticipated that after the merger, management efforts will be focused primarily on the business of Varner and that at least for the immediate future little or no effort will be made to develop Peppermill's mining business further.

     Peppermill has not been subject to bankruptcy, receivership or any similar proceedings.

Description of the Mineral Claim

     Peppermill presently has a 100% interest in certain mineral claims known as the Star mineral claims situated 12 miles north of the Village of Princeton, British Columbia, Canada. The claims area totals approximately 587 acres.

Exploration Activities

     Peppermill completed an exploration program on its mineral claims in February 1999 that was undertaken by Mr. Edward Skoda, mining consultant. The program, as performed and reported upon by Mr. Skoda comprised the following.

          "In preparation for a proposed geological and geophysical survey, as per the recommendations in the June 16, 1998 Geological Report by Mr. James
     W. McLeod, P. Geo., line cutting and grid establishment was commenced on February 4, 1999.

     The baseline was brushed out and stations were horizontally chained-in every 100 meters. Chaining was completed using 10 meter intervals and flagged. The baseline totals were 1,581 meters.

     The grid sampling lines were brushed out with stations horizontally chained-in and flagged every 10 meters, for a total distance of 2,949 meters.

     To date the combined gridding for the baseline and gridline layout is 4,530 meters.

     On February 8, 1999, the above exploration work was filed with the Ministry of Energy and Mines under a Statement of Work, Section 29, 30, 31 and 50 of the Minerals Act. All 11 of the Star Claims were therefore maintained in good standing. Six of the claims expired on February 16, 2000 and five of the claims expire on June 22, 2000.

     Notwithstanding the foregoing, upon the conclusion of any final business combination/merger transaction by way of a formal Acquisition Agreement between Varner and Peppermill, Peppermill anticipates that the focus of its business will shift from that of exploring and developing its mineral claims, to that of Varner, namely, providing Internet Service, and engaging in the marketing and sale of long distance telephone services, prepaid telephone cards and other telecommunications products and services via a network of independent distributors, pursuant to a multi-level marketing plan, in 49 states of the United States.

Other Mineral Properties

     Peppermill has not identified any other mineral properties either for staking or purchasing. It is not contemplated that Peppermill will seek other mineral properties in the near future in order to diversify its holdings into other areas of interest and minerals. Peppermill has not as yet inaugurated any steps toward the investigation of any mineral claims, and does not presently have the financial capacity to do so and it is not anticipated that Peppermill will commence its mining operations in the near future.

Employees

     As of March 30, 2000, Peppermill had one part-time employee, Clayton W. Varner, its President. Peppermill is not a party to any employment contracts or collective bargaining agreements. The British Columbia area has a relatively large pool of people experienced in exploration and development of mineral properties; being mainly geologists and mining consultants. In addition, there is no lack of people who have experience in working on the mineral claim either as laborers or prospectors.

Item No. 3 Legal Proceedings

     There are no legal proceedings to which Peppermill is a party or to which its property is subject, nor to the best of management's knowledge are any material legal proceedings contemplated.

Item No. 4 Submission of Matters to a Vote of Security Holders

                     Not Applicable

PART II

Item No. 5 Market for Registrant's Common Equity and Related Stockholder Matters

Market Information.

     The Company's Common Stock was admitted to trading on the NASD OTC Bulletin Board under the symbol PEPM on November 25, 1999. Prior to that time, there was no established public trading market for the Company's Common Stock. As a result, there is no available trading information for the period from January 1, 1998, to November 24, 1999.

     The high and low bid prices during fiscal 1999 by quarter, according to the NASD OTC Bulletin Board were:

                                                        High              Low
                                                        ---------------------

     November 25, 1999 (the inception of trading)       $10.00            $4.875
     to December 31, 1999

Since the foregoing are over-the-counter market quotations, the quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

     Peppermill's market maker is Emerson, Bennett & Associates, LLC, 6261 North West 6th Way, Suite 207, Fort Lauderdale, Florida 33309.

Description of Securities

     Peppermill's articles of incorporation currently provide that Peppermill is authorized to issue up to 200,000,000 shares of common stock, par value $0.001 per share. As of March 30, 2000, 11,239,700 shares were outstanding.

Common Stock

     Each holder of record of Peppermill's common stock is entitled to one vote per share in the election of Peppermill's directors and all other matters submitted to Peppermill's stockholders for a vote. Holders of Peppermill's common stock are also entitled to share ratably in all dividends when, as, and if declared by Peppermill's Board of Directors from funds legally available therefor, and to share ratably in all assets available for distribution to Peppermill's stockholders upon liquidation or dissolution. There are no preemptive rights to subscribe to any of Peppermill's securities, and no conversion rights or sinking fund provisions applicable to the common stock.

     Neither Peppermill's Articles of Incorporation nor its bylaws provide for cumulative voting. Accordingly, persons who own or control a majority of the shares outstanding may elect all of the Board of Directors, and persons owning less than a majority could be foreclosed from electing any.

Options Outstanding

     There are currently no options, warrants or rights to purchase Peppermill's common stock outstanding.

Holders

     The number of record holders of Peppermill Common Stock as at March 31, 2000, was 32, of which 1 was a director.

Dividends

     Peppermill has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. Peppermill currently intends to retain any earnings for the operation and expansion of its business.

     The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be equity securities that has a market price (as defined) of less than $5.00 per share, subject to certain exemptions. Peppermill's Common Stock may be deemed to be a "penny stock" and thus, may become subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the Common Stock is listed on The NASDAQ SmallCap Market or other exchange.

     Consequently, the "penny stock" rules may restrict the ability of broker/dealers to sell Peppermill's securities, and may adversely affect the ability of holders of Peppermill's Common Stock to resell their shares in the secondary market.


Item No. 6  Management's Discussion and Analysis of Financial Condition and
            Results of Operations

General

     Peppermill has not yet received revenues from operations. Assuming the merger is completed, it is anticipated that management's primary focus will be on the business of Varner and that Peppermill's operations will not be developed further at least for the immediate future.

Plan of Operation

     Peppermill's management to date concentrated on the Star Claims. Peppermill has had limited operations and no revenues to date.

Liquidity and Capital Resources

     Peppermill had no assets and no liabilities as of December 31, 1999. Peppermill will require significant additional financing in order to continue on with either the Varner or mining business. No financing has been arranged. If Peppermill is unable to raise additional capital, it will not be able to engage in any future operations.

     An analysis of the expenses for the period from inception, being April 9, 1998, to December 31, 1998 and for the year ended December 31, 1999 are as follows:

                                          From April 9, 1998
                                         (date of inception)      For the Year
                                                 to                  Ended
                                         December 31, 1998     December 31, 1999
                                         -----------------     -----------------

Accounting and audit                          $ 3,050              $ 2,798
Amoritization of Mining Rights                   --                $ 2,129
Assessment work                                 1,800                 --
Bank charges                                      119                   36
Consulting fees                                 7,800               13,200
Filing Fee - EDGAR                               --                  1,634
Incorporation costs written off                   640                 --
Legal                                           2,500                 --
Office and miscellaneous                          727                  267
Report preparation                                619                 --
Salary                                           --                   --
Transfer agent's fees                           2,777                1,435
Travel                                          3,000                 --
                                              -------              -------
         TOTAL EXPENSES                       $23,032              $21,499
                                              =======              =======


An analysis of the above expenses is as follows:

Accounting and Audit

     Peppermill has expended funds for accounting and auditing in connection with a Form 15C-211B submitted to NASD in connection with the listing of its common stock on the OTC Bulletin Board. Peppermill has also been required to file quarterly reports on Form 10-QSB.

Amortization of Mining Rights

     Peppermill is amortizing costs of obtaining mining rights which were previously capitalized.

Assessment Work

     Peppermill engaged the services of Edward Skoda to perform certain exploration work on the property more fully described above. This work was assigned in December but was not performed and filed with the Gold Commissioner's Office until February 1999.

Bank Charges

     Represents bank service charges during the period.

Consulting Fees

     Consulting fees include payments for (i) preparation of various securities subscription agreements, Offering Memoranda, corporate minutes and various other documents required by Peppermill, and (ii) expenses incurred in identifying a market maker for Peppermill.

Incorporation Costs Written Off

     Peppermill decided to write off the cost of incorporation rather than capitalize it.

Legal

     Legal fees were incurred in obtaining a tradeability letter on the issued shares of Peppermill. This letter was filed along with the Form 15C-211.

Office and Miscellaneous

     Office and miscellaneous represents charges paid for photocopying, faxing and delivery.

Report Preparation

     James McLeod was paid the sum of $619 for the preparation of his geological report on the Star Claims dated June 16, 1998.

Transfer Agent's Fees

     Transfer agent's fees include an annual fee of $1,200, printing of share certificates and obtaining CUSIP.

Travel

     Peppermill reimbursed its former President, Brent Vickers, for travel costs to Florida to meet with Peppermill's market maker. This expense was incurred subsequent to the resignation of Brent Vickers as President and Director of Peppermill.

     Peppermill has no contractual obligations for either lease premises, employment agreements or work commitments on the Star Claims and has made no commitments to acquire any asset of any nature.

     The majority of the general and administrative expenses relate to filing costs, transfer agent's fees and audit and accounting.

     To date, Peppermill has spent $2,129 for exploration and development of the Star Claims.

     Management does not believe Peppermill's operations have been materially affected by inflation.

Year 2000 Issue

     The Year 2000 issue (i.e. the ability of computer systems to recognize a date using "00" as the year 2000 rather than 1900) affects all companies and organizations. As a result of the Company's Year 2000 efforts, no significant internal problems have occurred to date. The Company has not experienced any problems with suppliers, vendors, customers, or financial institutions. There were no significant expenditures related to Year 2000 compliance, and the Company does not anticipate any further expenses associated with Year 2000.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements

     Peppermill operates in a rapidly changing environment that involves numerous risks and uncertainties. The mining business is generally characterized by intense competition and a fluctuating demand for the particular ores to be mined. The statements contained in Item 1 (Description of Business) and Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in Peppermill's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in Peppermill's Form 10-SB Registration Statement (File No. 000-25989) effective May 6, 1999. The forward-looking statements are based on the beliefs of Peppermill's management, as well as assumptions made by, and information currently available to Peppermill's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause Peppermill's actual growth, results, performance and business prospects and opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks include the chance that the merger with Varner Technologies, Inc. may not occur or may occur on terms different than anticipated.

Item No. 7  Financial Statements

                                    PART F/S

                              FINANCIAL STATEMENTS
                         INCEPTION TO FEBRUARY 28, 1999

     The following financial statements are filed with this Form 10-KSB:

                                                                            Page
                                                                            ----

Report of Independent Certified Public Accountants                             9
Financial Statements of Peppermill Capital Corporation
     Balance Sheet as at February 28, 1999                                    10
     Statement of Operations for the Period from April 9, 1998 (Date
          of Inception) to February 28, 1999                                  11
     Statement of Cash Flows for the Period from April 9, 1998 (Date
          of Inception) to February 28, 1999                                  12
     Statement of Changes in Stockholders' Equity for the Period from
          April 9, 1998 (Date of Inception) to February 28, 1999              13

     Notes to Financial Statements                                        14- 16

ANDERSEN ANDERSEN & STRONG, L.C.                  941 East 3300 South, Suite 220
Certified Public Accountants and Business            Salt Lake City, Utah, 84106
 Consultants Board                                        Telephone 801-486-0096
Member SEC Practice Section of the AICPA                        Fax 801-486-0098
                                                      E-mail Kandersen @ msn.com


Board of Directors
Peppermill Capital Corporation
Vancouver, B.C., Canada


               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

We have audited the accompanying balance sheet of Peppermill Capital Corporation (a development stage company) at February 28, 1999, and December 31, 1998 the statement of operations, stockholders' equity, and cash flows for the two months ended February 28, 1999 and the period from April 9, 1998 to December 31, 1998 and the period from April 9, 1998 (date of inception) to February 28, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peppermill Capital Corporation at February 28, 1999 and December 31, 1998, and the results of operations, and cash flows for the two months ended February 28, 1999 and the period from April 9, 1998 to December 31, 1998 and the period from April 9, 1998 (date of inception) to February 28, 1999 in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company is in the development stage and will need additional working capital for its planned activity, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 5. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Salt Lake City, Utah                            /s/ "Andersen Andersen & Strong"
April 12, 1999

         A member of ACF International with affiliated offices worldwide

                         PEPPERMILL CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                     FEBRUARY 28, 1999 AND DECEMBER 31, 1998
================================================================================



                                                                             Feb 28               Dec 31
ASSETS                                                                        1999                 1998
                                                                              ----                 ----
CURRENT ASSETS

     Cash                                                                   $ 16,125              $  1,125
     Note Receivable                                                              --                15,000
                                                                            --------              --------

           Total Current Assets                                               16,125                16,125
                                                                            --------              --------

OTHER ASSETS

     Mineral lease - Note 3                                                    2,129                 2,129
                                                                            --------              --------

                                                                            $ 18,254              $ 18,254
                                                                            ========              ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

      Accounts payable - related parties                                    $  6,800              $  6,800
      Accounts payable                                                         2,516                 1,316
                                                                            --------              --------

            Total Current Liabilities                                          9,316                 8,116
                                                                            --------              --------

STOCKHOLDERS' EQUITY

Common stock

      200,000,000 shares authorized, at $0.001 par
      value; 11,239,700 shares issued and outstanding                         11,240                11,240

Capital in excess of par value                                                21,930                21,930

Deficit accumulated during the development stage                             (24,232)              (23,032)
                                                                            --------              ========

Total Stockholders' Equity                                                     8,938                10,138
                                                                            --------              --------

                                                                            $ 18,254              $ 18,254
                                                                            ========              ========


   The accompanying notes are an integral part of these financial statements.

                         PEPPERMILL CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
            FOR THE TWO MONTHS ENDED FEBRUARY 28, 1999 AND THE PERIOD
                APRIL 9, 1998 TO DECEMBER 31, 1998 AND THE PERIOD
             APRIL 9, 1998 (DATE OF INCEPTION) TO FEBRUARY 28, 1999
================================================================================


                                                                                             April 9, 1998
                                             Feb 28,                   Dec 31,            (date of inception)
                                              1999                      1998                to Feb 28, 1999
                                             -------                   -------            -------------------
REVENUE                                   $         --              $         --              $         --

EXPENSES                                         1,200                    23,032                    24,232
                                          ------------              ------------              ------------

NET LOSS                                  $     (1,200)             $    (23,032)             $    (24,232)
                                          ============              ============              ============


NET LOSS PER COMMON SHARE

     Basic                                $         --              $    (0.002)
                                          ------------              ============


AVERAGE OUTSTANDING SHARES

     Basic                                  11,239,700                11,239,700
                                          ------------              ------------



   The accompanying notes are an integral part of these financial statements.

                         PEPPERMILL CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
            FOR THE TWO MONTHS ENDED FEBRUARY 28, 1999 AND THE PERIOD
         APRIL 9, 1999 TO DECEMBER 31, 1998 AND THE PERIOD APRIL 9, 1998
                    (DATE OF INCEPTION) TO FEBRUARY 28, 1999
================================================================================


                                                                                           Apr 9, 1998
                                                 Feb 28,              Dec 31,          (date of inception)
                                                  1999                 1998              to Feb 28, 1999
                                                 -------              -------          -------------------
CASH FLOWS FROM
     OPERATING ACTIVITIES:

Net loss                                        $ (1,200)             $(23,032)             $(24,232)

Adjustments to reconcile net loss to net cash provided by operating activities:

    Change in accounts payable                     1,200                 8,116                 9,316


         Net Cash From Operations                     --               (14,916)              (14,916)
                                                --------              ========              ========

CASH FLOWS FROM INVESTING
    ACTIVITIES:

Change in note receivable                         15,000               (15,000)                   --
Purchase of mineral lease                             --                (2,129)               (2,129)
                                                --------              --------              --------

CASH FLOWS FROM FINANCING
    ACTIVITIES:

Proceeds from issuance of common stock                --                33,170                33,170
                                                --------              --------              --------

Net Increase in Cash                              15,000                 1,125                16,125

Cash at Beginning of Period                        1,125                    --                    --
                                                --------              --------              --------

Cash at End of Period                           $ 16,125              $  1,125              $ 16,125
                                                ========              ========              ========



   The accompanying notes are an integral part of these financial statements.

                         PEPPERMILL CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
              FOR THE PERIOD FROM APRIL 9, 1998 (DATE OF INCEPTION)
                              TO FEBRUARY 28, 1999
================================================================================



                                                       Common Stock                             Capital in
                                                 -------------------------         Excess of          Accumulated
                                                 Shares             Amount         Par Value            Deficit
                                                 ------             ------         ---------            -------
BALANCE DECEMBER 2, 1998
 (date of inception)                                   --         $       --       $       --         $       --

Issuance of common stock for cash
  at $.001 - June 6, 1999                       4,000,000              4,000               --                 --

Issuance of common stock for cash
   at $.001 - June 23, 1998                     6,000,000              6,000               --                 --

Issuance of common stock for cash
    at $.001 - June 25, 1998                    1,150,000              1,150               --                 --

Issuance of common stock for cash
    at $.10 - June 26, 1998                         2,700                  3              267                 --

Issuance of common stock for cash
    at $0.25 - September 17, 1998                  87,000                 87           21,663                 --

Net operating loss for the period from
    April 9, 1998 to December 31, 1998                 --                 --               --            (23,032)



BALANCE DECEMBER 31, 1998                      11,239,700             11,240           21,930            (23,032)

Net operating loss for the two
   Months ended February 28, 1999                      --                 --               --             (1,200)



BALANCE FEBRUARY 28, 1999                      11,040,050         $   11,240       $   21,930         $  (24,232)
                                               ==========         ==========       ==========         ==========



   The accompanying notes are an integral part of these financial statements.

                         PEPPERMILL CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
================================================================================

1.   ORGANIZATION

The Company was incorporated under the laws of the State of Nevada on April 9, 1998 with authorized common stock of 200,000,000 shares at $0.001 par value.

Since its inception the company has completed two Regulation D offerings of 7,239,700 shares of its capital stock for cash.

The Company is in the development stage and was organized for the purpose of engaging in the business of mineral development.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Accounting, Methods

The Company recognizes income and expenses based on the accrual method of accounting.

Dividend Policy

The Company has not yet adopted a policy regarding payment of dividends.

Income Taxes

On December 31, 1998, the Company had a net operating loss carry forward of $23,032. The income tax benefit from the loss carry forward has been fully offset by a valuation reserve because the use of the future tax benefit is doubtful since the Company has no operations. The loss carryforward will expire in the year 2019.

Earning (Loss) Per Share

Earnings (loss) per share amounts are computed based on the weighted average number of shares actually outstanding using the treasury stock method in accordance with FASB statement No. 128.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity, at the time of purchase, of less than three months, to be cash equivalents.

                         PEPPERMILL CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
================================================================================

Foreign Currency Translation

The transactions of the Company completed in Canadian dollars have been translated to US dollars. Assets and liabilities are translated at the year end exchange rates and the income and expenses at the average rates of exchange prevailing during the period reported on.

Amortization of Capitalized Mineral Lease Costs

The Company will use the successful efforts method to amortize the capitalized costs of any mineral leases it acquires, which provides for capitalizing the purchase price of the project and the additional costs directly related to proving the properties, and amortizing these amounts over the life of the mineral deposit. All other costs will be expensed as incurred. Unamortized capitalized costs will be expensed if the property is proven to be of no value.

Financial Instruments

The carrying amounts of financial instruments, including cash, mineral leases, and accounts payable, are considered by management to be their estimated fair values. These values are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

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

3.   PURCHASE OF MINERAL LEASES

On June 18, 1998 the Company acquired mineral claims known as "Star Claims" consisting of 11 units located near the town of Merritt, British Columbia, for $2,129 with expiration dates in 1999. The units cover 587 acres.

                         PEPPERMILL CAPITAL CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (CONTINUED)
================================================================================

4.   RELATED PARTY TRANSACTIONS

Related parties have acquired 36% of the common stock issued for cash.

The officers and directors of the Company are involved in other business activities and they may, in the future, become involved in additional business ventures which also may require their attention. If a specific business opportunity becomes available, such persons may face a conflict in selecting between the Company and their other business interests. The Company has formulated no policy for the resolution of such conflicts.

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

--------------------------------------------------------------------------------




                         PEPPERMILL CAPITAL CORPORATION
                             FINANCIAL STATEMENTS
                               DECEMBER 31, 1999




--------------------------------------------------------------------------------

C O N T E N T S
                                                                            Page
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                                 19

FINANCIAL STATEMENTS

         Balance Sheet                                                       20

         Statement of Operations                                             21

         Statement of Stockholders' Equity                                   22

         Statement of Cash Flows                                             23

         Notes to Financial Statements                                  24 - 25

INDEPENDENT AUDITORS' REPORT
--------------------------------------------------------------------------------


To the Stockholders
Peppermill Capital Corporation
Chesterfield, Missouri


We have audited the accompanying balance sheet of Peppermill Capital Corporation as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peppermill Capital Corporation as of December 31, 1999, and the results of its operations, and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company does not have working capital as of December 31, 1999. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                         KAUFMAN, ROSSIN & CO.

Miami, Florida
April 10, 2000

PEPPERMILL CAPITAL CORPORATION
BALANCE SHEET
DECEMBER 31, 1999
--------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

   Common stock, 200,000,000 shares authorized, at $0.001 par value;
       11,239,700 shares issued and outstanding                     $    11,240
   Additional paid-in capital                                            33,291
   Accumulated deficit                                             (     44,531)
--------------------------------------------------------------------------------

         Total stockholders' equity                                 $        --
--------------------------------------------------------------------------------



                            See accompanying notes.

PEPPERMILL CAPITAL CORPORATION
STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
REVENUE                                                             $        --

EXPENSES                                                                 21,499
--------------------------------------------------------------------------------

NET LOSS                                                           ($    21,499)
--------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                              11,239,700
--------------------------------------------------------------------------------

NET LOSS PER SHARE                                                 ($      0.00)
--------------------------------------------------------------------------------


                             See accompanying notes.

PEPPERMILL CAPITAL CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1999

-----------------------------------------------------------------------------------------------------------------------------------

                                                                    Common Stock
                                                             -------------------------      Additional    Accumulated
                                                               Shares          Amount     Paid-in Capital   Deficit          Total
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1998                                    11,239,700     $   11,240     $   21,930     ($  23,032)    $   10,138

Contribution of capital (Note 2)                                   --             --           11,361           --           11,361

Net loss for the year ended December 31, 1999                      --             --             --       (   21,499)   (    21,499)
-----------------------------------------------------------------------------------------------------------------------------------

BALANCE DECEMBER 31, 1999                                    11,239,700     $   11,240     $   33,291     ($  44,531)    $     --
-----------------------------------------------------------------------------------------------------------------------------------


                            See accompanying notes.

PEPPERMILL CAPITAL CORPORATION
STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1999
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                          ($21,499)
-------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash
        used in operating activities:
        Amortization                                                      2,129
        Change in accounts payable                                        3,245
-------------------------------------------------------------------------------
              Total adjustments                                           5,374
-------------------------------------------------------------------------------
                  Net cash used in operating activities                ( 16,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Collection of note receivable                                       15,000
-------------------------------------------------------------------------------

NET DECREASE IN CASH                                                   (  1,125)

CASH AT BEGINNING OF YEAR                                                 1,125
-------------------------------------------------------------------------------

CASH AT END OF YEAR                                                    $     --
-------------------------------------------------------------------------------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
-------------------------------------------------------------------------------

     During 1999, certain stockholders of the Company converted
      amounts owed to them into capital                                 $11,361
------------------------------------------------------------------------------


                            See accompanying notes.

PEPPERMILL CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

          Organization and Business  Activity

          Peppermill Capital Corporation (the Company) was incorporated in April 1998, under the laws of the State of Nevada for the purpose of exploration and development of mineral properties. The Company was considered to be in the development stage through December 31, 1998. On November 22, 1999, in a private transaction, Varner Technologies, Inc. (Varner) purchased approximately 90% of the Company's outstanding common stock. The purchase of the shares of the Company's common stock by Varner was done in contemplation of a business combination/merger transaction between the two entities. The entities have entered into a letter of intent, however, the final terms of the combination/merger have not been finalized as of the date of this report.

          At December 31, 1999, the Company had no planned operations and was not considered to be in the development stage.

          Use of Estimates

          The preparation of these financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

          Income Taxes

          The Company accounts for income taxes according to Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under the liability method specified by SFAS No. 109, deferred income taxes are recognized for the future tax consequences of temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities.

          Net Loss Per Share

          The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported period. There were no potentially dilutive securities outstanding at December 31, 1999.

--------------------------------------------------------------------------------
NOTE 2.   RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

          The Company's stockholders, from time to time, pay for Company expenses and are reimbursed by the Company. At December 31, 1999, $11,361 was due to the stockholders, which the stockholders elected to contribute to capital.

--------------------------------------------------------------------------------
NOTE 3.   INCOME TAXES
--------------------------------------------------------------------------------

          At December 31, 1999 the Company had a deferred tax asset of approximately $17,000, resulting from net operating losses of approximately $44,000. The deferred tax asset is offset entirely by a valuation allowance. The net operating losses will expire in 2018 and 2019.

          Deferred tax assets are reduced by a valuation allowance if, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Management's valuation procedures consider projected utilization of deferred tax assets prospectively over the next several years, and continually evaluate new circumstances surrounding the future realization of such assets.

          The income tax benefit differs from the amount computed by applying the federal statutory tax rate to loss before income taxes principally due to an increase in the deferred tax asset valuation allowance of approximately $8,000.

--------------------------------------------------------------------------------
NOTE 4.   GOING CONCERN
--------------------------------------------------------------------------------

          The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has sustained losses and negative cash flows from inception and has no working capital available to fund any possible future expenditures necessary to remain in business. The Company believes any future capital requirements will be provided by the majority stockholder.

Item No. 8  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

Disagreement With Accountants and Financial Disclosure

     From inception to April 7, 2000, Peppermill's principal accountant was Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. On April 7, 2000, Peppermill voluntarily changed its independent accountants from Andersen Andersen & Strong, L.C. to Kaufman, Rossin & Company. This change was approved by Peppermill's Board of Directors on March 23, 2000. The financial statements for the year ended December 31, 1999 were audited by Kaufman, Rossin & Company. The report of Andersen Andersen & Strong, L.C. for the period from inception to February 28, 1999 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or application of accounting principles. The report of Andersen Andersen & Strong, L.C. covering the period ended December 31, 1998, and February 28, 1999, contains an explanatory paragraph that states that the developmental state of Peppermill and the need for additional working capital for its planned activities, raise substantive doubt about its ability to continue as a going concern. Through the date of replacement, there were no disagreements with Andersen Andersen & Strong, L.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.


PART III

Item No. 9  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The Company's current directors and executive officers and their ages, as of March 30, 2000, are as follows:

Name                       Age               Position with Company
----                       ---               ---------------------

Clayton W. Varner          40                Chairman, Chief Executive Officer,
                                             and Sole Director

Robert Rapp                52                Director

All directors hold office until the annual meeting of stockholders next following their election and/or until their successors are elected and qualified. Officers are elected annually by the Board of Directors and serve at the discretion of the Board. Information with respect to the business experience and affiliation of the directors and the executive officers of the Company is set forth below.

     Clayton W. Varner, Chairman, Chief Executive Officer and Director. Mr. Varner was appointed as Chairman, Chief Executive Officer, and Director in November, 1999. Mr. Varner is responsible for the overall management and direction of Peppermill. Mr. Varner has been the President and Chief Executive officer of Varner Technologies, Inc. since its inception in 1994. Mr. Varner has over 20 years of experience in the areas of computer technology and Information Services, and was instrumental in the development and management of an Information System for a start-up network marketing business, Reliv International, Inc., which grew to be a public company with sales of $50 million per year (NASDAQ NM- "RELV"). Mr. Varner is educated in Business Administration and Computer Science.

     Robert W. Rapp, Director. Mr. Rapp was appointed as Director in November, 1999. Mr. Rapp has been Executive Vice President of Varner since January 1997, and has been self-employed as a consultant for the past 12 years in areas of capitalization and investment in start-up companies. He was Senior Vice-President and Director of American Life Investors, a holding company and previous majority owner of Reliv International, Inc.

Section 16(a) Beneficial Ownership Reporting Compliance

     There were no late filings required by Section 16(a) during the most recent fiscal year or prior years by any officer, director or 10% shareholder.


Item No. 10  Executive Compensation

Executive Compensation

     Neither Peppermill's President nor any of its executive officers have received compensation since Peppermill's incorporation except as noted below.

     There has been no compensation given to any of Peppermill's Directors or Executive Officers during 1999 other than $4,000 that was paid to the former president and director, Brent Vickers, in consulting fees and $3,000 in traveling fees in connection with meetings with Peppermill's market makers, Emerson Bennett & Associates, LLC, 6261 North West 6th Way, Suite 207, Fort Lauderdale, Florida, 33309. Mr. Vickers was appointed to the Board of Directors on April 14, 1998 and resigned as President and Director on May 27, 1998.

     There are no stock options outstanding as at December 31, 1999, but it is contemplated that Peppermill may issue stock options in the future to certain individuals, including but not limited to its officers, directors, advisers and future employees.

Director Compensation

     Members of the Board of Directors do not receive cash compensation for their services as Directors. Directors are not presently reimbursed for expenses incurred in attending Board meetings.

Employment Agreements

     Peppermill is not a party to any individual employment contracts or collective bargaining agreements.

Item No. 11  Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information with respect to the beneficial ownership of each person who is known to be an executive officer, director or the beneficial owner of more than 5% of Peppermill's Common Stock as of March 31, 2000.

                                    Amount and Nature
Name and Address                    of Beneficial                  Percent
of Beneficial Owner                 Ownership(1)                   Ownership
-------------------                 ------------                   ---------

Varner Technologies, Inc.           10,116,000                        90%
1809 Clarkson
Suite 205
Chesterfield, MO 63017

Clayton W. Varner                        4,252(2)                     *



Robert W. Rapp                      _____0____(3)                     *
All Officers and Directors as a
group (2 persons)                        4,252(2)(3)                __0__(2)(3)


*    less than one percent

----------------------

(1) As of March 31, 2000, there were 11,239,700 common shares outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2) As of March 31, 2000, Mr. Varner was the beneficial owner of 8,542,210 shares (including options to purchase up to 750,000 shares) comprising approximately (42.1%) of Varner Technologies, Inc. Capital Stock

(3) As of March 31, 2000, Mr. Rapp was the beneficial owner of 1,507,408 shares (including options to purchase up to 500,000 shares) comprising approximately (7.52%) of Varner Technologies, Inc. Capital Stock


Item No. 12  Certain Relationships and Related Transactions

                                 Not Applicable

Item No. 13  Exhibits and Reports on Form 8-K

Exhibits

   Exhibit
   Number      Description
   --------------------------

     *3.1 Articles of Incorporation of Peppermill Capital Corporation filed April 9, 1998.

     *3.2      By-laws of Peppermill Capital Corporation

     *4.1      Text of Certificate for Common Stock of Peppermill Capital
               Corporation

    *10.1 Letter of Intent dated November 19, 1999, between Peppermill Capital Corporation and Varner Technologies, Inc.

     11.1      Computation of Earnings Per Share - Annual

     23.1 Consent of Accountants (Andersen, Andersen & Strong, L.C.) (to be filed by amendment)

     27.1      Financial Data Schedule


* Incorporated by reference to Exhibits contained in Peppermill's Form 10-SB Registration Statement (File No. 000-25989) effective May 6, 1999.

** Incorporated by reference to Exhibits contained in the report on Form 8-KSB, as filed by Peppermill on December 7, 1999.


Reports on Form 8-K

The following report on Form 8-KSB was filed by Peppermill during the last quarter of fiscal 1999:

(1) On December 7, 1999, Peppermill filed a Report on Form 8-K disclosing that a controlling interest in the outstanding shares of Peppermill's Common Stock was purchased by Varner Technologies, Inc. on November 22, 1999, in contemplation of a future business combination/merger transaction between the two entities.

The following report on Form 8-KSB was filed by Peppermill after the last quarter of fiscal 1999, and is hereby reported as a subsequent event:

(1) On April 7, 2000, Peppermill filed a report on Form 8-KSB disclosing a change in its independent auditors, from Andersen Andersen & Strong, L.C. to Kaufman, Rossin & Company effective April 10, 2000.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 14, 2000.


                                    PEPPERMILL CAPITAL CORPORATION



                                    By:   /s/ Clayton W. Varner
                                       ---------------------------
                                       Clayton W. Varner, Chairman

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                       Title                                      Date
----------                       -----                                      ----

/s/ Clayton W. Varner            President, Secretary             April 14, 2000
-------------------------        and Director
Clayton W. Varner

/s/ Robert W. Rapp               Director                         April 14, 2000
-------------------------
Robert W. Rapp