Form 10QSB
period 2000-03-31
PEPPERMILL CAPITAL CORP
filed 2000-05-22
CIK 1063653

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2000

                          Commission File No. 000-25989


                         PEPPERMILL CAPITAL CORPORATION
             (Exact name of registrant as specified in its charter)


         Nevada                                         98-0186841
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                   Identification Number)


           1819 Clarkson Road, Suite 204, Chesterfield, Missouri 63017
               (Address of principal executive offices) (Zip Code)


                                 (636) 530-4532
              (Registrant's telephone number, including area code)


     Registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and has been subject to such filing requirements for the past 90 days.

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

       COMMON STOCK, $.001 par value, 11,239,700 shares outstanding as of March 31, 2000.

Part I.  FINANCIAL INFORMATION

PEPPERMILL CAPITAL CORPORATION
CONDENSED BALANCE SHEETS
MARCH 31, 2000 AND DECEMBER 31, 1999

====================================================================================================================================

                                                                                                 (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                                                           March 31, 2000      December 31, 1999
====================================================================================================================================
CURRENT LIABILITIES
     Accrued liabilities, to related parties (Note 2)                                             $ 11,656             $     --

STOCKHOLDERS' EQUITY (DEFICIENCY)
     Common stock, 200,000,000 shares authorized, at $0.001 par value;
         11,239,700 shares issued and outstanding                                                   11,240               11,240
     Additional paid-in capital                                                                     33,291               33,291
     Accumulated deficit                                                                           (56,187)             (44,531)
------------------------------------------------------------------------------------------------------------------------------------
         Total stockholders' equity (deficiency)                                                    11,656)                  --
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                  $     --             $     --
====================================================================================================================================


            See notes to condensed financial statements - unaudited.

PEPPERMILL CAPITAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

====================================================================================================================================

                                                                                                      Three Months Ended
                                                                                                           March 31
                                                                                          ------------------------------------------
                                                                                              2000                         1999
====================================================================================================================================
REVENUE                                                                                   $         --                 $         --

OPERATING EXPENSES
     General and administrative                                                                 11,656                        1,200
------------------------------------------------------------------------------------------------------------------------------------

NET LOSS                                                                                  ($    11,656)                ($     1,200)
====================================================================================================================================

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                                                     11,239,700                   11,239,700
====================================================================================================================================

NET LOSS PER SHARE - BASIC AND DILUTED                                                    $         --                           --
====================================================================================================================================


            See notes to condensed financial statements - unaudited.

PEPPERMILL CAPITAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2000 AND 1999

====================================================================================================================================
                                                                                                            2000             1999
====================================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                                              ($11,656)        ($ 1,200)
    Adjustment to reconcile net loss to net cash used in operating activities:
       Increase in accounts payable and accrued expenses                                                   (11,656)          (1,116
------------------------------------------------------------------------------------------------------------------------------------
          Net cash used in operating activities, representing the net decrease
              in cash and cash equivalents for the period                                                       --              (84)

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                                                 --            1,125
------------------------------------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                                                 $     --         $  1,041
====================================================================================================================================


            See notes to condensed financial statements - unaudited.

PEPPERMILL CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
================================================================================

================================================================================
NOTE 1.   BASIS OF PRESENTATION
================================================================================

          Basis of Presentation

          The accompanying (unaudited) financial statements of Peppermill Capital Corporation have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

          In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the quarter ended March 31, 2000, are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

          The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

          The financial data at December 31, 1999 is derived from audited financial statements which are included in the Company's form 10-KSB and should be read in conjunction with the audited financial statements and the notes thereto.

================================================================================
NOTE 2.   RELATED PARTY TRANSACTIONS
================================================================================

          Varner Technologies, Inc. (90% owner of the Company) paid certain expenses on behalf of the Company aggregating $11,656, including accounting and legal expenses.

================================================================================
NOTE 3.   NET LOSS PER COMMON SHARE
================================================================================

          Basic and diluted net loss per common share was computed by dividing the net loss by the weighted number of shares of common stock outstanding during each period.

================================================================================
NOTE 4.   GOING CONCERN UNCERTAINTIES
================================================================================

          The Company has sustained losses and negative cash flows from inception and has no working capital available to fund any possible future expenditures necessary to remain in business. The Company believes any future capital requirements will be provided by the majority stockholder.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

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

     Peppermill was engaged in the exploration and development of mineral properties. Peppermill presently has a 100% interest in certain mineral claims known as the Star Mineral Claims situated 12 miles north of the Village of Princeton, British Columbia, Canada. The claims area totals approximately 587 acres. Peppermill undertook exploration activities on these mineral claims in February 1999, in order to maintain the claims in good standing with the Gold Commission of British Columbia.

     Peppermill has no revenue to date from its operations and its ability to effect its plans for the future will depend on the availability of financing. It is anticipated that after the merger, management efforts will be focused primarily on the business of Varner and that at least for the immediate future little or no effort will be made to develop Peppermill's mining business further.

Plan of Operation

     Peppermill has had no operations during this reporting period

     Upon the conclusion of any final business combination/merger transaction by way of a formal Acquisition Agreement between Varner and Peppermill, Peppermill anticipates that the focus of its business will shift from that of exploring and developing its mineral claims to that of Varner, namely, providing Internet Service and engaging in the marketing and sale of long distance telephone services, prepaid telephone cards and other telecommunications products and services via a network of independent distributors, pursuant to a multi-level marketing plan, in 49 states of the United States. There is no guarantee that such business combination/merger transaction will take place.

Liquidity and Capital Resources

     Peppermill had no assets and no liabilities as of March 31, 2000. If Peppermill is unable to raise additional capital, or if the business combination/merger transaction with Varner does not take place, it will not be able to engage in any future operations. No financing has been arranged.

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

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements


     The  statements  contained  in this  Item 2  (Management's  Discussion  and
Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in Peppermill's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in Peppermill's Form 10-SB Registration Statement (File No. 000-25989) effective May 6, 1999. The forward-looking statements are based on the beliefs of Peppermill's management, as well as assumptions made by, and information currently available to Peppermill's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause Peppermill's actual growth, results, performance and business prospects and opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks include the chance that the merger with Varner Technologies, Inc. may not occur or may occur on terms different than anticipated.

Part II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     Not applicable.

Item 2.  Changes in Securities and Use of Proceeds

     Not applicable.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

          (a)  Exhibits

               None

          (b) The Company has not filed a Current Report during the quarter covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         Dated: May 19, 2000            PEPPERMILL CAPITAL CORPORATION


                                              By: /s/ Clayton W. Varner
                                                 -------------------------------
                                                    Clayton W. Varner, President