Form 10QSB
period 2000-06-30
PEPPERMILL CAPITAL CORP
filed 2000-08-14
CIK 1063653

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     COMMON STOCK, $.001 par value, 11,239,700 shares outstanding as of June 30, 2000.

Part I. FINANCIAL INFORMATION

Item 1.   Financial Statements


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

The purchase of the shares of Peppermill's Common Stock by Varner was made in contemplation of a business combination/merger transaction between the two entities, whereby it is expected that all outstanding voting and non-voting Common Stock of Varner will be exchanged for shares of Peppermill's Common Stock. The final terms of this business combination/merger have been negotiated, and are contained in a formal Acquisition Agreement, which was executed on June 2, 2000. In connection therewith, Peppermill filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on July 7, 2000, and is awaiting comments from the SEC pending the effectiveness of said Registration Statement. Notwithstanding the execution of the formal Acquisition Agreement and the filing of the Registration Statement on Form S-4, there is no guarantee that any business combination or merger transaction will take place. Peppermill shall provide notice to and shall seek the consent of its shareholders to the contemplated business combination/merger with Varner upon the effectiveness of the S-4 Registration Statement.

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

Plan of Operation

Peppermill has had no operations during this reporting period

Upon the conclusion of any final business combination/merger transaction between Varner and Peppermill, Peppermill anticipates that the focus of its business will shift from that of exploring and developing its mineral claims to that of Varner, namely, providing Internet Service and engaging in the marketing and sale of long distance telephone services, prepaid telephone cards and other telecommunications products and services via a network of independent distributors, pursuant to a multi-level marketing plan, in 49 states of the United States. Notwithstanding the execution of the Acquisition Agreement and the filing of the Registration Statement on Form S-4, there is no guarantee that such business combination/merger transaction will take place.

Liquidity and Capital Resources

Peppermill had no assets and no liabilities as of June 30, 2000. If Peppermill is unable to raise additional capital, or if the business combination/merger transaction with Varner does not take place, it will not be able to engage in any future operations. No financing has been arranged.

Year 2000 Issue

The Year 2000 issue (i.e. the ability of computer systems to recognize a date using "00" as the year 2000 rather than 1900) affects all companies and organizations. As a result of the Peppermill's Year 2000 efforts, no significant internal problems have occurred to date. The Company has not experienced any problems with suppliers, vendors, customers, or financial institutions. There were no significant expenditures related to Year 2000 compliance, and Peppermill does not anticipate any further expenses associated with Year 2000.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements

The statements contained in this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in Peppermill's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in Peppermill's Form 10-SB Registration Statement (File No. 000-25989) effective May 6, 1999, and those described in Peppermill's Form S-4 registration Statement, as filed with the Commission on July 7, 2000. The forward-looking statements are based on the beliefs of Peppermill's management, as well as assumptions made by, and information currently available to Peppermill's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause Peppermill's actual growth, results, performance and business prospects and opportunities in 2000 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks include the chance that the merger with Varner Technologies, Inc. may not occur or may occur on terms different than anticipated.


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

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               (i) Registration Statement on Form S-4 and all Exhibits thereto, as filed with the Commission on July 7, 2000 (incorporated by reference).

               (ii) Acquisition  Agreement dated June 2, 2000, as filed with the
                    Commission as an Exhibit to the Company's Registration Statement on Form S-4 (incorporated by reference).

          (b) The Company has not filed a Current Report during the quarter covered by this report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 11, 2000                  PEPPERMILL CAPITAL CORPORATION


                                        By:  /s/ Clayton W. Varner
                                             ------------------------------
                                             Clayton W. Varner, President and
                                             Chief Financial Officer

PEPPERMILL CAPITAL CORPORATION
CONDENSED BALANCE SHEETS
JUNE 30, 2000 AND DECEMBER 31, 1999

==========================================================================================================
                                                                     (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                                June 30, 2000        December 31, 1999
==========================================================================================================
CURRENT LIABILITIES
  Accrued liabilities, to related parties (Note 2)                     $ 12,221              $     --
----------------------------------------------------------------------------------------------------------

STOCKHOLDERS' EQUITY (DEFICIENCY)
  Common stock, 200,000,000 shares authorized, at $0.001 par
    value; 11,239,700 shares issued and outstanding                      11,240                11,240
  Additional paid-in capital                                             33,291                33,291
  Accumulated deficit                                                   (56,752)              (44,531)
----------------------------------------------------------------------------------------------------------
        Total stockholders' equity (deficiency)                         (12,221)                   --
----------------------------------------------------------------------------------------------------------

                                                                       $     --              $     --
==========================================================================================================


            See notes to condensed financial statements - unaudited.

PEPPERMILL CAPITAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

=================================================================================================================
                                                   Three Months Ended                     Six Months Ended
                                                         June 30                              June 30
                                            ---------------------------------------------------------------------
                                                2000               1999               2000               1999
=================================================================================================================
REVENUE                                     $         --       $         --       $         --       $         --

OPERATING EXPENSES
     General and administrative                      565             16,043             12,221             17,243
-----------------------------------------------------------------------------------------------------------------

NET LOSS                                   ($        565)     ($     16,043)     ($     12,221)     ($     17,243)
=================================================================================================================

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                       11,239,700         11,239,700         11,239,700         11,239,700
=================================================================================================================

NET LOSS PER SHARE - BASIC AND DILUTED      $         --       $         --       $         --       $         --
=================================================================================================================


            See notes to condensed financial statements - unaudited.

PEPPERMILL CAPITAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999

========================================================================================================================
                                                                                           Six Months Ended June 30
                                                                                       ---------------------------------
                                                                                          2000         1999
========================================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                             $ 12,221      ($17,243)
  Adjustment to reconcile net loss to net cash used in operating activities:
      Increase in accounts payable and accrued expenses                                  12,221        17,286
------------------------------------------------------------------------------------------------------------------------
        Net cash used in operating activities, representing the net
          decrease in cash and cash equivalents for the period                               --            43

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                              --         1,125
========================================================================================================================

CASH AND CASH EQUIVALENTS - END OF PERIOD                                               $    --       $ 1,168
========================================================================================================================


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

          In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the period ended June 30, 2000, are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

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

          Varner Technologies, Inc. (90% owner of the Company) paid certain legal and accounting expenses on behalf of the Company aggregating $565 and $12,221 for the three and six month periods ended June 30, 2000, respectively.


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