Form 10QSB
period 2000-09-30
PEPPERMILL CAPITAL CORP
filed 2000-11-14
CIK 1063653

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     COMMON STOCK, $.001 par value, 11,239,700 shares outstanding as of September 30, 2000.

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

The purchase of the shares of Peppermill's Common Stock by Varner was made in contemplation of a business combination/merger transaction between the two entities, whereby it is expected that all outstanding voting and non-voting Common Stock of Varner will be exchanged for shares of Peppermill's Common Stock. The final terms of this business combination/merger have been negotiated, and are contained in a formal Acquisition Agreement, which was executed on June 2, 2000. In connection therewith, Peppermill filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on July 7, 2000, and is currently in the process of revising the content and disclosures made in said Registration Statement pursuant to comments received from the SEC, in order to achieve the effectiveness of said Registration Statement. Notwithstanding the execution of the formal Acquisition Agreement and the filing of the Registration Statement on Form S-4 (or any amendment thereto), there is no guarantee that any business combination or merger transaction will take place. Peppermill shall provide notice to and shall seek the consent of its shareholders to the contemplated business combination/merger with Varner upon the effectiveness of the S-4 Registration Statement.

Peppermill originally planned to explore and develop mineral rights to certain mineral claims in the Princeton area of British Columbia, Canada. Peppermill currently has no planned operations or assets. It is anticipated that after the merger, management efforts will be focused primarily on the business of Varner and no effort will be made to develop Peppermill's mining business.

Peppermill has no revenue to date from its operations and its ability to effect its plans for the future will depend on the availability of financing.

Plan of Operation

Peppermill has had no operations during this reporting period

Upon the conclusion of any final business combination/merger transaction between Varner and Peppermill, Peppermill anticipates that the focus of its business will shift from that of exploring and developing its mineral claims to that of Varner, namely, providing Internet Service and engaging in the marketing and sale of long distance telephone services, prepaid telephone cards and other telecommunications products and services via a network of independent distributors, pursuant to a multi-level marketing plan, in 49 states of the United States. Notwithstanding the execution of the Acquisition Agreement, the filing of the Registration Statement on Form S-4 or the filing of any revisions to said Registration Statement, there is no guarantee that such business combination/merger transaction will take place.

Liquidity and Capital Resources

Peppermill  had no assets and accrued  liabilities of $27,951.00 as of September
30, 2000. If Peppermill is unable to raise additional capital, or if the business combination/merger transaction with Varner does not take place, it will not be able to engage in any future operations. No financing has been arranged.

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

PEPPERMILL CAPITAL CORPORATION
CONDENSED BALANCE SHEETS
SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
--------------------------------------------------------------------------------

                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY                   September 30, 2000   December 31, 1999
---------------------------------------------------------------------------------------------

CURRENT LIABILITIES
     Accrued liabilities, to related parties (Note 2)        $ 27,951           $     --
                                                             --------           --------

STOCKHOLDERS' EQUITY (DEFICIENCY)
     Common stock, 200,000,000 shares authorized,
         at $0.001 par value; 11,239,700 shares
         issued and outstanding                                11,240             11,240
     Additional paid-in capital                                33,291             33,291
     Accumulated deficit                                      (72,482)           (44,531)
                                                             --------           --------
         Total stockholders' equity (deficiency)              (27,951)                --
                                                             --------           --------
                                                             $     --           $     --
                                                             --------           --------


            See notes to condensed financial statements - unaudited.

PEPPERMILL CAPITAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                    Three Months Ended                       Nine months Ended
                                                       September 30                             September 30
                                              ----------------------------------------------------------------------
                                                   2000                1999               2000              1999
--------------------------------------------------------------------------------------------------------------------

REVENUE                                       $         --        $         --        $         --       $         --

OPERATING EXPENSES
     General and administrative                     15,730                 558              27,951             17,800
---------------------------------------------------------------------------------------------------------------------
NET LOSS                                     ($     15,730)      ($        558)      ($     27,951)     ($     17,800)
---------------------------------------------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                         11,239,700          11,239,700          11,239,700         11,239,700
---------------------------------------------------------------------------------------------------------------------

NET LOSS PER SHARE - BASIC AND DILUTED        $         --        $         --        $         --       $         --
---------------------------------------------------------------------------------------------------------------------


            See notes to condensed financial statements - unaudited.

PEPPERMILL CAPITAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                          Nine months Ended September 30
                                                                          ------------------------------
                                                                           2000                     1999
--------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                               ( $ 15,730)       ( $ 17,800)
    Adjustment to reconcile net loss to net cash used in
       operating activities:
       Decrease in note receivable                                                --             15,000
       Increase in accounts payable and accrued expenses                      15,730              3,245
-------------------------------------------------------------------------------------------------------
          Net cash provided by operating activities, representing the
              net increase in cash and cash equivalents for the period            --                445

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                                   --              1,125
-------------------------------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                                    $    --           $  1,570
-------------------------------------------------------------------------------------------------------


            See notes to condensed financial statements - unaudited.

PEPPERMILL CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------

NOTE 1. BASIS OF PRESENTATION

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

     In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the period ended September 30, 2000, are not necessarily indicative of the results that can be expected for the year ended December 31, 2000.

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

NOTE 2. BUSINESS COMBINATION/MERGER

     On November 22, 1999, in a private transaction, Varner Technologies, Inc. (Varner) purchased approximately 90% of the Company's outstanding common stock. The final terms of this business combination/merger have been negotiated, and are contained in a formal Acquisition Agreement, which was executed on June 2, 2000. This merger is contingent upon and will not become effective until such time as the Company completes the registration of the underlying stock. In connection therewith, the Company filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on July 7, 2000, and is currently in the process of revising the content and disclosures made in said Registration Statement pursuant to comments received from the SEC, in order to achieve the effectiveness of said Registration Statement.

NOTE 3. RELATED PARTY TRANSACTIONS

     Varner Technologies, Inc. (90% owner of the Company) paid certain legal and accounting expenses on behalf of the Company aggregating $15,730 and $27,951 for the three and nine month periods ended September 30, 2000, respectively. NOTE 1.

NOTE 4. NET LOSS PER COMMON SHARE

     Basic and diluted net loss per common share was computed by dividing the net loss by the weighted number of shares of common stock outstanding during each period.

NOTE 5. GOING CONCERN UNCERTAINTIES

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

Dated: November 14, 2000                PEPPERMILL CAPITAL CORPORATION


                                        By: /s/ Clayton W. Varner
                                            ----------------------------------
                                            Clayton W. Varner, President and
                                             Chief Financial Officer