Form 10KSB/A
period 1999-12-31
PEPPERMILL CAPITAL CORP
filed 2000-12-22
CIK 1063653

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1999

Commission File Number
          0-25989

                         PEPPERMILL CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

            Nevada                                               98-0186841
            ------                                               ----------
     (State or other jurisdiction of     (I.R.S. Employer Identification Number)
     incorporation or organization)

   1819 Clarkson Road, Suite 205
          Chesterfield, Missouri                                     63017
   -----------------------------------                               -----
  (Address of principal executive offices)                        (Zip Code)

                                 (636) 530-4532
                                 --------------
               Registrant's telephone number, including area code

Securities registered pursuant to Sections 12(b) and 12(g) of the Act:

                                                    Name of each exchange
     Title of Class                                  on which registered:
     --------------                               -------------------------

     Common Stock, $.001 par value per share              NASD Bulletin Board

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                  [x] Yes     [ ] No

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

     Transitional  Small  Business  Disclosure  Format  (check one):
                  [ ] Yes     [x] No

PART I

Item Nos. 1 and 2  Description of Business; Description of Property

     Information concerning all the factors associated with Peppermill is set forth in this combined Item 1 and 2 below. FOR A COMPLETE UNDERSTANDING OF SUCH FACTORS, THIS ENTIRE DOCUMENT, INCLUDING THE FINANCIAL STATEMENTS AND THEIR ACCOMPANYING NOTES, SHOULD BE READ IN ITS ENTIRETY.

Background.

     Peppermill Capital Corporation, a Nevada corporation, was incorporated on April 9, 1998. Peppermill has no subsidiaries and no affiliated properties. On November 22, 1999, Varner Technologies, Inc. ("Varner") completed the purchase of 10,116,000 shares of Peppermill Common Stock from several Peppermill shareholders. On November 19, 1999, Peppermill entered into a Letter of Intent with Varner Technologies, Inc. ("Varner"), relating to the merger of Varner into Peppermill. Varner is an Internet service provider, and is further engaged in the marketing and sale of long distance telephone services, prepaid telephone cards and other telecommunications products and services via a network of independent distributors, pursuant to a multilevel marketing plan, in 49 states of the United States.

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

     Peppermill originally planned to explore and develop mineral rights to certain mineral claims located in the Princeton area of British Columbia, Canada. Peppermill currently has no planned operations or assets. It is anticipated that after the merger, management efforts will be focused primarily on the business of Varner and no effort will be made to develop Peppermill's mining business.

     Upon the conclusion of any final business combination/merger transaction by way of a formal Acquisition Agreement between Varner and Peppermill, Peppermill anticipates that the focus of its business will be that of Varner, namely, providing Internet Service, and engaging in the marketing and sale of long distance telephone services, prepaid telephone cards and other telecommunications products and services via a network of independent distributors, pursuant to a multi-level marketing plan, in 49 states of the United States.

     Peppermill has not been subject to bankruptcy, receivership or any similar proceedings.

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

     The high and low bid prices during fiscal 1999 by quarter, according to the NASD OTC Bulletin Board were:

                                                         High          Low
                                                        -------------------
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

Item No. 6     Management's  Discussion and Analysis of Financial  Condition and
               Results of Operations

General

     Peppermill has not received any revenues from its limited operations to date.

Plan of Operation

     Assuming the merger is completed, it is anticipated that management's primary focus will be on the business of Varner and that Peppermill's mining operations will not be developed.

Liquidity and Capital Resources

     Peppermill had no assets and no liabilities as of December 31, 1999. Peppermill will require significant additional financing in order to continue on with any kind of business. No financing has been arranged. If Peppermill is unable to raise additional capital, it will not be able to engage in future operations of any kind.

     An analysis of the expenses for the period from inception, being April 9, 1998, to December 31, 1998 and for the year ended December 31, 1999 are as follows:

                                             From April 9,
                                             1998
                                             (date of inception)   For the Year
                                                   to                  Ended
                                             December 31,          December 31,
                                                  1998                  1999
                                                  ----                  ----

     Accounting and audit                       $ 3,050               $ 2,798
     Amoritization of Mining Rights                --                 $ 2,129
     Assessment work                              1,800                  --
     Bank charges                                   119                    36
     Consulting fees                              7,800                13,200
     Filing Fee - EDGAR                            --                   1,634
     Incorporation costs written off                640                  --
     Legal                                        2,500                  --
     Office and miscellaneous                       727                   267
     Report preparation                             619                  --
     Salary                                        --                    --
     Transfer agent's fees                        2,777                 1,435
     Travel                                       3,000               __--___
                                                -------               -------
              TOTAL EXPENSES                    $23,032               $21,499
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

Assessment Work

     Peppermill engaged the services of Edward Skoda to perform certain mining exploration work. This work was assigned in December but was not performed and filed with the Gold Commissioner's Office until February 1999.

Bank Charges

     Represents bank service charges during the period.

Consulting Fees

     Consulting fees include payments for (i) preparation of various securities subscription agreements, Offering Memoranda, corporate minutes and various other documents required by Peppermill, and (ii) for expenses incurred in identifying a market maker for Peppermill. The expense was incurred subsequent to the former President resigning.

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

Report Preparation

     James McLeod was paid the sum of $619 for the preparation of his geological report on certain mining claims dated June 16, 1998.

Transfer Agent's Fees

     Transfer agent's fees include an annual fee of $1,200, printing of share certificates and obtaining CUSIP.

Travel

     Peppermill reimbursed its former President, Brent Vickers, for travel costs to Florida to meet with Peppermill's market maker. This expense was incurred subsequent to the resignation of Brent Vickers as President and Director of Peppermill.

     Peppermill has no contractual obligations for either lease premises, employment agreements or work commitments and has made no commitments to acquire any asset of any nature.

     The majority of the general and administrative expenses relate to filing costs, transfer agent's fees and audit and accounting.

     To date, Peppermill has spent $2,129 for exploration and development of certain mining claims.

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


                                    Amount and Nature
Name and Address                    of Beneficial                  Percent
of Beneficial Owner                 Ownership(1)                   Ownership

Varner Technologies, Inc.           10,116,000                         90%
1809 Clarkson
Suite 205
Chesterfield, MO 63017

Clayton W. Varner                        4,252(2)                      *

Robert W. Rapp                              0 (3)                      *
                                     -----------                  -----------

All Officers and Directors as a
group (2 persons)                        4,252(2)(3)                   0  (2)(3)
                                                                  -----------

*    less than one percent
--------------------------

(1) As of March 31, 2000, there were 11,239,700 common shares outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2) As of March 31, 2000, Mr. Varner was the beneficial owner of 8,542,210 shares (including options to purchase up to 750,000 shares) comprising approximately (42.1%) of Varner Technologies, Inc. Capital Stock

(3)  As of March 31, 2000, Mr. Rapp was the beneficial owner of 1,507,408 shares
     (including   options  to   purchase  up  to  500,000   shares)   comprising
     approximately (7.52%) of Varner Technologies, Inc. Capital Stock.

Item No. 12    Certain Relationships and Related Transactions

                                 Not Applicable


Item No. 13    Exhibits and Reports on Form 8-K

Exhibits

   Exhibit
   Number         Description

    * 3.1 Articles of Incorporation of Peppermill Capital Corporation filed April 9, 1998.

    * 3.2 By-laws of Peppermill Capital Corporation

    * 4.1 Text of Certificate for Common Stock of Peppermill Capital Corporation

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

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on December 21, 2000.


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

Signatures                        Title                             Date
----------                        -----                             ----
/s/ Clayton W. Varner             President, Secretary       December 21, 2000
-------------------------         and Director
Clayton W. Varner

/s/ Robert W. Rapp                Director                   December 21, 2000
-------------------------
Robert W. Rapp

--------------------------------------------------------------------------------





                         PEPPERMILL CAPITAL CORPORATION
                      FINANCIAL STATEMENTSDECEMBER 31, 1999





--------------------------------------------------------------------------------

C O N T E N T S
                                                                 Page
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                       1

FINANCIAL STATEMENTS

         Balance Sheet                                             2

         Statement of Operations                                   3

         Statement of Stockholders' Equity                         4

         Statement of Cash Flows                                   5

         Notes to Financial Statements                           6 - 7

INDEPENDENT AUDITORS' REPORT
-------------------------------------------------------------------------------


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



                                              KAUFMAN, ROSSIN & CO.

Miami, Florida
April 10, 2000

PEPPERMILL CAPITAL CORPORATION
BALANCE SHEET
DECEMBER 31, 1999
--------------------------------------------------------------------------------
STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

 Common stock, 200,000,000 shares authorized, at $0.001 par value;
     11,239,700 shares issued and outstanding                      $     11,240
 Additional paid-in capital                                              33,291
 Accumulated deficit                                               (     44,531)
--------------------------------------------------------------------------------

         Total stockholders' equity                                $         -
--------------------------------------------------------------------------------








                            See accompanying notes.

PEPPERMILL CAPITAL CORPORATION
STATEMENT OF OPERATIONS
YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

REVENUE                                                            $         -

EXPENSES                                                                 21,499
--------------------------------------------------------------------------------
NET LOSS                                                          ($     21,499)
--------------------------------------------------------------------------------

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                              11,239,700
--------------------------------------------------------------------------------

NET LOSS PER SHARE                                                ($       0.00)
--------------------------------------------------------------------------------






                            See accompanying notes.

PEPPERMILL CAPITAL CORPORATION
STATEMENT OF STOCKHOLDERS' EQUITY
YEAR ENDED DECEMBER 31, 1999

                                                               Common Stock
                                                          -------------------    Additional       Accumulated
                                                          Shares       Amount   Paid-in Capital     Deficit                Total
------------------------------------------------------------------------------------------------------------------------------------

     BALANCE DECEMBER 31, 1998                           11,239,700    $11,240    $21,930        ($   23,032)             $10,138

     Contribution of capital (Note 2)                          --         --       11,361                --                11,361

     Net loss for the year ended December 31, 1999             --         --         --          (    21,499)          (   21,499)
------------------------------------------------------------------------------------------------------------------------------------

     BALANCE DECEMBER 31, 1999                           11,239,700    $11,240    $33,291        ($   44,531)             $  --
------------------------------------------------------------------------------------------------------------------------------------




                            See accompanying notes.

PEPPERMILL CAPITAL CORPORATION
STATEMENT OF CASH FLOWS
YEAR ENDED DECEMBER 31, 1999
--------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                      ( $   21,499)
--------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash
         used in operating activities:
         Amortization                                                     2,129
         Change in accounts payable                                       3,245
--------------------------------------------------------------------------------
              Total adjustments                                           5,374
--------------------------------------------------------------------------------
                  Net cash used in operating activities              (   16,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Collection of note receivable                                       15,000
--------------------------------------------------------------------------------

NET DECREASE IN CASH                                                 (    1,125)

CASH AT BEGINNING OF YEAR                                                 1,125
--------------------------------------------------------------------------------

CASH AT END OF YEAR                                                  $      --
--------------------------------------------------------------------------------

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
--------------------------------------------------------------------------------

     During 1999, certain stockholders of the Company
        converted amounts owed to  them into capital                 $   11,361
--------------------------------------------------------------------------------




                            See accompanying notes.

PEPPERMILL CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
NOTE 1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------


          Organization and Business ActivityPeppermill Capital Corporation (the Company) was incorporated in April 1998, under the laws of the State of Nevada for the purpose of exploration and development of mineral properties. The Company was considered to be in the development stage through December 31, 1998. On November 22, 1999, in a private transaction, Varner Technologies, Inc. (Varner) purchased approximately 90% of the Company's outstanding common stock. The purchase of the shares of the Company's common stock by Varner was done in contemplation of a business combination/merger transaction between the two entities. The entities have entered into a letter of intent, however, the final terms of the combination/merger have not been finalized as of the date of this report.

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