Form 10KSB
period 2000-12-31
PEPPERMILL CAPITAL CORP
filed 2001-03-29
CIK 1063653

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB
                            ANNUAL REPORT PURSUANT TO
                      SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 2000

Commission File Number
          0-25989

                         PEPPERMILL CAPITAL CORPORATION
             (Exact name of Registrant as specified in its charter)

            Nevada                                    98-0186841
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
 incorporation or organization)

            1819 Clarkson Road, Suite 204
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

      Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    /X/ Yes / / No

      Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated in Part III of the Form 10-KSB or any amendment to the Form 10-KSB. / /

      The Registrant's revenues for the fiscal year ended December 31, 2000, were $0

      Based upon the average bid and asked price of $0.3437 for the Registrant's Common Stock as of March 23, 2001. The aggregate market value of the voting stock held by non-affiliates of the Registrant was then approximately $384,754. (Determination of stock ownership by non-affiliates was made solely for the purpose of responding to the requirements of this Form 10-KSB and the Registrant is not bound by this determination for any other purpose).

      The number of shares of the Registrant's Common Stock outstanding as of March 23, 2001, was 11,239,700 (excluding treasury shares).

      Transitional Small Business Disclosure Format (check one): / / Yes  /X/ No

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

Employees

      As of March 23, 2001, a minimal amount of services had been performed by Clayton W. Varner, Peppermill's President. Peppermill is not a party to any employment contracts or collective bargaining agreements.

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

Item No. 4  Submission of Matters to a Vote of Security Holders

                        Not Applicable

PART II

Item No. 5  Market for Registrant's Common Equity and Related Stockholder
            Matters

Market Information.

      The Company's Common Stock was admitted to trading on the NASD OTC Bulletin Board under the symbol PEPM on November 25, 1999. Prior to that time, there was no established public trading market for the Company's Common Stock. As a result, there is no available trading information for the period from January 1, 1999, to November 24, 1999.

      The high and low bid prices during fiscal 1999, and fiscal 2000, by quarter, according to the NASD OTC Bulletin Board, were:

                                                     High                Low
                                                     -------------------------

      November 25, 1999 (the inception of trading)   $     9.00    $     6.875
      to December 31, 1999
      January 1, 2000 to
      March 31, 2000                                 $     7.250   $     4.875
      April 1, 2000 to
      June 30, 2000                                  $     5.00    $     1.50
      July 1, 2000 to
      September 30, 2000                             $     2.9062  $     1.375
      October 1, 2000 to
      December 31, 2000                              $     1.875   $      .3437

Since the foregoing are over-the-counter market quotations, the quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Description of Securities

      Peppermill's articles of incorporation currently provide that Peppermill is authorized to issue up to 200,000,000 shares of common stock, par value $0.001 per share. As of March 23, 2001, 11,239,700 shares were outstanding.

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

Holders

      The number of record holders of Peppermill Common Stock as at March 23, 2001, was 17, of which 1 was a director.

Dividends

      Peppermill has never paid cash dividends on its common stock and does not intend to do so in the foreseeable future. Peppermill currently intends to retain any earnings for the operation and expansion of its business.

      The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be equity securities that have a market price (as defined) of less than $5.00 per share, subject to certain exemptions. Peppermill's Common Stock may be deemed to be a "penny stock" and thus may become subject to rules that impose additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors, unless the Common Stock is listed on The NASDAQ SmallCap Market or other exchange.

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

Liquidity and Capital Resources

      Peppermill had no assets and $38,416 of liabilities as of December 31, 2000. Peppermill will require significant additional financing in order to continue on with any kind of business. No financing has been arranged. If Peppermill is unable to raise additional capital, it will not be able to engage in future operations of any kind.

      An analysis of the expenses for the years ended December 31, 1999, and December 31, 2000 are as follows:


                                             For the Year      For the Year
                                                Ended             Ended
                                             December 31,      December 31,
                                             ------------      ------------
                                                 1999             2000
                                                -------          -------

Accounting and audit                            $ 2,798          $28,703
Amoritization of Mining Rights                    2,129               --
Bank charges                                         36               --
Consulting fees                                  13,200               --
Filing Fee - EDGAR                                1,634            6,328
Legal                                                --            3,385
Office and miscellaneous                            267               --
Transfer agent's fees                             1,435               --
                                                -------          -------
      TOTAL EXPENSES                            $21,499          $38,416
                                                =======          =======


      An analysis of the above expenses is as follows:

      Accounting and Audit

      Peppermill has expended funds for accounting and auditing in connection with a Form 15C-211B submitted to NASD in connection with the listing of its common stock on the OTC Bulletin Board. Peppermill has also been required to file annual reports on Form 10-KSB and quarterly reports on Form 10-QSB.

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

Transfer Agent's Fees

      Transfer agent's fees include an annual fee of $1,200, printing of share certificates, obtaining a CUSIP number and maintenance of stock records.

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

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements

      Peppermill operates in a rapidly changing environment that involves numerous risks and uncertainties. The mining business is generally characterized by intense competition and a fluctuating demand for the particular ores to be mined. The statements contained in Item 1 (Description of Business) and Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in Peppermill's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in Peppermill's Form 10-SB Registration Statement (File No. 000-25989) effective May 6, 1999, and its Form S-4/A Registration Statement (and all exhibits thereto) as filed with the Securities Exchange Commission on February 14, 2001. The forward-looking statements are based on the beliefs of Peppermill's management, as well as assumptions made by, and information currently available to Peppermill's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause Peppermill's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks include the chance that the merger with Varner Technologies, Inc. may not occur or may occur on terms different than anticipated.

Item No. 7  Financial Statements

      SEE ATTACHED

Item No. 8  Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure

      Disagreement With Accountants and Financial Disclosure

      From inception to April 7, 2000, Peppermill's principal accountant was Andersen Andersen & Strong, L.C. of Salt Lake City, Utah. On April 7, 2000, Peppermill voluntarily changed its independent accountants from Andersen Andersen & Strong, L.C. to Kaufman, Rossin & Company. This change was approved by Peppermill's Board of Directors on March 23, 2000. The financial statements for the years ended December 31, 2000 and December 31, 1999 were audited by Kaufman, Rossin & Company. The report of Andersen Andersen & Strong, L.C. for the period from inception to February 28, 1999 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or application of accounting principles. The report of Andersen Andersen & Strong, L.C. covering the period ended February 28, 1999, contains an explanatory paragraph that states that the developmental state of Peppermill and the need for additional working capital for its planned activities, raise substantive doubt about its ability to continue as a going concern. Through the date of replacement, there were no disagreements with Andersen Andersen & Strong, L.C. on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure.

PART III

Item No. 9  Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

The Company's current directors and executive officers and their ages, as of March 23, 2001, are as follows:

Name                          Age               Position with Company
----                          ---               ---------------------

Clayton W. Varner             41                Chairman, Chief Executive
                                                Officer, and Director

Robert Rapp                   53                Director

Tjody Varner                  40                Director

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

      Clayton W. Varner, Chairman, Chief Executive Officer and Director. Mr. Varner was appointed as Chairman, Chief Executive Officer, and Director in November, 1999. Mr. Varner is responsible for the overall management and direction of Peppermill. Mr. Varner is the founder, and has been the President and Chief Executive officer of Varner Technologies, Inc. since its inception in 1994. Mr. Varner has over 20 years of experience in the areas of computer technology and Information Services, and was instrumental in the development and management of an Information System for a start-up network marketing business, Reliv International, Inc., which grew to be a public company with sales of $50 million per year (NASDAQ NM- "RELV"). Mr. Varner is educated in Business Administration and Computer Science.

      Robert W. Rapp, Director. Mr. Rapp was appointed as Director in November, 1999. Mr. Rapp has been a Director and Executive Vice President of Varner Technologies, Inc. since January 1997, and has been self-employed as a consultant for the past 13 years in areas of capitalization and investment in start-up companies. Mr. Rapp was Senior Vice-President and Director of American Life Investors, a holding company and previous majority owner of Reliv International, Inc.

      Tjody Varner, Director. Ms. Varner was appointed as Director in November, 2000. Ms. Varner was a founding independent representative upon the establishment of Varner Technologies, Inc.'s marketing arm, Networking People with Technology, established in March 1997. In July 1999, Ms. Varner was appointed president of sales and marketing of Varner Technologies, Inc. From April, 1990 to January, 1997, Ms. Varner owned and operated Unique Creations a sales and marketing firm where she developed experience and knowledge in sales and marketing by designing and marketing her own designs.

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

      No compensation was given to any of Peppermill's Directors or Executive Officers during 1999 or 2000 other than $4,000 that was paid to the former president and director, Brent Vickers, in consulting fees in 1999. Mr. Vickers was appointed to the Board of Directors on April 14, 1998 and resigned as President and Director on May 27, 1998.

      There are no stock options outstanding as at December 31, 2000, but it is contemplated that Peppermill may issue stock options in the future to certain individuals, including but not limited to its officers, directors, advisers and future employees.

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

Item No. 11 Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information with respect to the beneficial ownership of each person who is known to be an executive officer, director or the beneficial owner of more than 5% of Peppermill's Common Stock as of March 23, 2001.


                             Amount and Nature
   Name and Address            of Beneficial        Percent
 of Beneficial Owner          Ownership(1)(2)      Ownership
 -------------------          ---------------      ---------

Varner Technologies, Inc.        10,116,000           90%
1819 Clarkson Road
Suite 204
Chesterfield, MO 63017

Clayton W. Varner                     4,252(3)         *

Tjody Varner                              0(4)         *

Robert W. Rapp                            0(5)         *
                                 ----------

All Officers and
Directors as a group
(2 persons)                           4,252            *

*     less than one percent

                       (footnotes continued on next page)

(1) As of March 23, 2001, there were 11,239,700 common shares outstanding. Unless otherwise noted, the security ownership disclosed in this table is of record and beneficial.

(2) Under Rule 13-d of the Exchange Act, shares not issued but under options, warrants, rights, conversion privileges where such shares may be acquired in the next 60 days, are deemed to be outstanding for the purpose of computing the percentage of shares owned by the persons having such rights, but not for other persons.

(3) As of March 23, 2001, Mr. Varner was the beneficial owner of 5,480,000 shares, comprising approximately 22% of Varner
      Technologies, Inc. Capital Stock

(4) As of March 23, 2001, Ms. Varner was the beneficial owner of 3,500,000 shares, comprising approximately 14% of Varner
      Technologies, Inc. Capital Stock.

(5) As of March 23, 2001, Mr. Rapp was the beneficial owner of 2,705,741 shares, comprising approximately 11% of Varner Technologies, Inc. Capital Stock.

Item No. 12 Certain Relationships and Related Transactions

                                 Not Applicable

Item No. 13 Exhibits and Reports on Form 8-K

Exhibits

   Exhibit
   Number   Description

  * 3.1 Articles of Incorporation of Peppermill Capital Corporation filed April 9, 1998.
  * 3.2  By-laws of Peppermill Capital Corporation
  * 4.1 Text of Certificate for Common Stock of Peppermill Capital Corporation **10.1 Letter of Intent dated November 19, 1999, between Peppermill Capital
         Corporation and Varner Technologies, Inc.
   11.1  Computation of Earnings Per Share - Annual

* Incorporated by reference to Exhibits contained in Peppermill's Form 10-SB Registration Statement (File No. 000-25989) effective May 6, 1999.
** Incorporated by reference to Exhibits contained in the report on Form 8-KSB, as filed by Peppermill on December 7, 1999.

Reports on Form 8-K

      No report on Form 8-KSB was filed by Peppermill during the last quarter of fiscal 2000.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized on March 29, 2001.


                                    PEPPERMILL CAPITAL CORPORATION


                                    By:        /s/ Clayton W. Varner
                                          ----------------------------------
                                          Clayton W. Varner, Chairman

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signatures                    Title                         Date
----------                    -----                         ----

 /s/ Clayton W. Varner        President, Secretary      March 29, 2001
-------------------------     and Director
Clayton W. Varner

/s/ Robert W. Rapp            Director                  March 29, 2001
-------------------------
Robert W. Rapp

/s/ Tjody Varner              Director                  March 29, 2001
-------------------------
Tjody Varner

                                                PEPPERMILL CAPITAL CORPORATION
------------------------------------------------------------------------------

                                                          FINANCIAL STATEMENTS

                                                             DECEMBER 31, 2000

C O N T E N T S
                                                                      Page
------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REPORT                                            1

FINANCIAL STATEMENTS

      Balance Sheet                                                     2

      Statements of Operations                                          3

      Statements of Deficiency in Assets                                4

      Statements of Cash Flows                                          5

      Notes to Financial Statements                                   6 - 7

INDEPENDENT AUDITORS' REPORT
------------------------------------------------------------------------------


To the Stockholders
Peppermill Capital Corporation
Chesterfield, Missouri


We have audited the accompanying balance sheet of Peppermill Capital Corporation as of December 31, 2000, and the related statements of operations, deficiency in assets and cash flows for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peppermill Capital Corporation as of December 31, 2000, and the results of its operations, and its cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company does not have working capital as of December 31, 2000. This raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.




                                       KAUFMAN, ROSSIN & CO.

Miami, Florida
March 23, 2001

PEPPERMILL CAPITAL CORPORATION
BALANCE SHEET
DECEMBER 31, 2000
================================================================================
LIABILITIES AND DEFICIENCY IN ASSETS
================================================================================

CURRENT LIABILITIES
     Accrued liabilities, to related parties (Note 2)                  $ 38,416
-------------------------------------------------------------------------------

DEFICIENCY IN ASSETS
     Common stock, 200,000,000 shares authorized, at $0.001
         par value; 11,239,700 shares issued and outstanding             11,240
     Additional paid-in capital                                          33,291
     Accumulated deficit                                                (82,947)
-------------------------------------------------------------------------------
         Total deficiency in assets                                      38,416
-------------------------------------------------------------------------------

                                                                       $     --
================================================================================


                             See accompanying notes.

PEPPERMILL CAPITAL CORPORATION
STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2000 AND 1999
===================================================================================================
                                                                           2000            1999
===================================================================================================
REVENUE                                                               $        --       $        --

EXPENSES                                                                   38,416            21,499
---------------------------------------------------------------------------------------------------

NET LOSS                                                             ($    38,416)     ($    21,499)
===================================================================================================

WEIGHTED AVERAGE NUMBER OF COMMON
     SHARES OUTSTANDING                                                11,239,700        11,239,700
===================================================================================================

NET LOSS PER SHARE - BASIC AND DILUTED                                $        --       $        --
===================================================================================================


                             See accompanying notes.

PEPPERMILL CAPITAL CORPORATION
STATEMENTS OF DEFICIENCY IN ASSETS
YEARS ENDED DECEMBER 31, 2000 AND 1999
=================================================================================================================================
                                                    Common Stock
                                             -------------------------    Additional            Accumulated
                                                 Shares       Amount    Paid-in Capital           Deficit             Total
=================================================================================================================================
BALANCE - DECEMBER 31, 1998                    11,239,700  $   11,240  $   21,930           ( $    23,032)        $    10,138

Contribution of capital                                --          --      11,361                      --              11,361

Net loss for the year ended December 31, 1999          --          --          --           (      21,499)      (      21,499)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 1999                    11,239,700      11,240      33,291           (      44,531)                --

Net loss for the year ended December 31, 2000          --          --          --           (      38,416)      (      38,416)
---------------------------------------------------------------------------------------------------------------------------------

BALANCE - DECEMBER 31, 2000                    11,239,700  $   11,240  $   33,291           ( $    82,947)      ( $    38,416)
=================================================================================================================================


                             See accompanying notes.


PEPPERMILL CAPITAL CORPORATION
STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000 AND 1999
===========================================================================================================
                                                                                         2000        1999
===========================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                         ( $38,416)   ($21,499)
-----------------------------------------------------------------------------------------------------------
     Adjustments to reconcile net loss to net cash used in operating activities:
         Amortization                                                                       --        2,129
         Change in accounts payable and accrued liabilities                             38,416        3,245
-----------------------------------------------------------------------------------------------------------
              Total adjustments                                                             --        5,374
-----------------------------------------------------------------------------------------------------------
                  Net cash used in operating activities                                     --      (16,125)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Collection of note receivable                                                          --       15,000
-----------------------------------------------------------------------------------------------------------

NET DECREASE IN CASH                                                                        --       (1,125)

CASH AT BEGINNING OF YEAR                                                                   --        1,125
-----------------------------------------------------------------------------------------------------------

CASH AT END OF YEAR                                                                   $     --     $     --
===========================================================================================================

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
-----------------------------------------------------------------------------------------------------------

     During 1999, certain stockholders of the Company converted amounts owed to
         them into capital                                                            $     --     $ 11,361
===========================================================================================================


                             See accompanying notes.

PEPPERMILL CAPITAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
================================================================================

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

                  At December 31, 2000, the Company had no planned operations and was not considered to be in the development stage.

                  Use of Estimates

                  The preparation of these financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

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

                  Net Loss Per Share

                  The Company applies Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (FAS 128). Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the reported period. There were no potentially dilutive securities outstanding at December 31, 2000 or 1999.

--------------------------------------------------------------------------------
NOTE 2.           RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

                  Varner Technologies, Inc. (90% owner of the Company) paid $38,416 of expenses on behalf of the Company during 2000.


--------------------------------------------------------------------------------
NOTE 3.           INCOME TAXES
--------------------------------------------------------------------------------

                  At December 31, 2000 the Company had a deferred tax asset of approximately $31,000, resulting from net operating losses of approximately $83,000. The deferred tax asset is offset entirely by a valuation allowance. The net operating losses will expire in through 2020.

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

                  The income tax benefit differs from the amount computed by applying the federal statutory tax rate to loss before income taxes principally due to an increase in the deferred tax asset valuation allowance of approximately $14,000.


--------------------------------------------------------------------------------
NOTE 4.           GOING CONCERN UNCERTAINTIES
--------------------------------------------------------------------------------

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