Form 10QSB
period 2001-03-31
PEPPERMILL CAPITAL CORP
filed 2001-05-14
CIK 1063653

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001
                          Commission File No. 000-25989

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     COMMON STOCK, $.001 par value, 11,239,700 shares outstanding as of March 31, 2001.

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

The purchase of the shares of Peppermill's Common Stock by Varner was made in contemplation of a business combination/merger transaction between the two entities, whereby it is expected that all outstanding voting and non-voting Common Stock of Varner will be exchanged for shares of Peppermill's Common Stock. The final terms of this business combination/merger have been negotiated, and are contained in a formal Acquisition Agreement, which was executed on June 2, 2000. In connection therewith, Peppermill filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on July 7, 2000, and is currently in the process of revising the content and disclosures made in said Registration Statement pursuant to comments received from the U.S. Securities and Exchange Commission, in order to achieve the effectiveness of said Registration Statement. Notwithstanding the execution of the formal Acquisition Agreement and the filing of the Registration Statement on Form S-4 (and all amendments thereto), there is no guarantee that any business combination or merger transaction will take place. Peppermill shall provide notice to and shall seek the consent of its shareholders to the contemplated business combination/merger with Varner upon the effectiveness of the S-4 Registration Statement.

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

Plan of Operation

Peppermill has had no operations during this reporting period

Upon the conclusion of any final business combination/merger transaction between Varner and Peppermill, Peppermill anticipates that the focus of its business will shift from that of exploring and developing its mineral claims to that of Varner, namely, providing Internet Service and engaging in the marketing and sale of long distance telephone services, prepaid telephone cards and other telecommunications products and services via a network of independent distributors, pursuant to a multi-level marketing plan, in 49 states of the United States. Notwithstanding the execution of the Acquisition Agreement, the filing of the Registration Statement on Form S-4 or the filing of any revisions or amendments to said Registration Statement, there is no guarantee that such business combination/merger transaction will take place.

Liquidity and Capital Resources

Peppermill had no assets and accrued liabilities of $44,411 as of March 31, 2001. If Peppermill is unable to raise additional capital, or if the business combination/merger transaction with Varner does not take place, it will not be able to engage in any future operations. No financing has been arranged.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements

The statements contained in this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in Peppermill's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in Peppermill's Form 10-SB Registration Statement (File No. 000-25989) effective May 6, 1999, and those described in Peppermill's Fourth Amended Form S-4 Registration Statement, as filed with the Commission on May 11, 2001. The forward-looking statements are based on the beliefs of Peppermill's management, as well as assumptions made by, and information currently available to Peppermill's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause Peppermill's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks include the chance that the merger with Varner Technologies, Inc. may not occur or may occur on terms different than anticipated.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (i) Fourth Amended Registration Statement on Form S-4 and all Exhibits thereto, as filed with the Commission on May 11, 2001 (incorporated by reference).

          (ii) Acquisition Agreement dated June 2, 2000, as filed with the Commission as an Exhibit to the Company's initial Registration Statement on Form S-4 on July 7, 2000 (incorporated by reference).

     (b) The Company has not filed a Current Report during the quarter covered by this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 14, 2001                     PEPPERMILL CAPITAL CORPORATION


                                        By: /s/ Clayton W. Varner
                                            ------------------------------------
                                            Clayton W. Varner, President and
                                            Chief Financial Officer

                                                  PEPPERMILL CAPITAL CORPORATION
--------------------------------------------------------------------------------

                                                            FINANCIAL STATEMENTS
                                                              THREE MONTHS ENDED

                                                                  MARCH 31, 2001

PEPPERMILL CAPITAL CORPORATION
CONDENSED BALANCE SHEETS
MARCH 31, 2001 AND DECEMBER 31, 2000
--------------------------------------------------------------------------------
                                                       (Unaudited)
                                                          March      December
LIABILITIES AND DEFICIENCY IN ASSETS                    31, 2001     31, 2000
--------------------------------------------------------------------------------
CURRENT LIABILITIES
     Accrued liabilities, to related parties (Note 2)   $ 44,411    $ 38,416
--------------------------------------------------------------------------------
DEFICIENCY IN ASSETS
     Common stock, 200,000,000 shares authorized,
       at $0.001 par value; 11,239,700 shares
       issued and outstanding                             11,240      11,240
     Additional paid-in capital                           33,291      33,291
     Accumulated deficit                                 (88,942)    (82,947)
       Total deficiency in assets                        (44,411)    (38,416)
--------------------------------------------------------------------------------
                                                        $     --    $     --
================================================================================

            See notes to condensed financial statements - unaudited.

PEPPERMILL CAPITAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------
                                                        Three months ended
                                                              March
                                                       2001             2000
--------------------------------------------------------------------------------
REVENUE                                            $       --      $       --
OPERATING EXPENSES
     General and administrative                           5,995          11,656
--------------------------------------------------------------------------------
NET LOSS                                           ($     5,995)   ($    11,656)
================================================================================
WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                              11,239,700      11,239,700
================================================================================
NET LOSS PER SHARE - BASIC AND DILUTED             $       --      $       --
================================================================================

            See notes to condensed financial statements - unaudited.

PEPPERMILL CAPITAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2001 AND 2000
--------------------------------------------------------------------------------
                                                            Three months ended
                                                                  March
                                                             2001        2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                 ($5,995)   ($11,656)
  Adjustment to reconcile net loss to net cash
    used in operating activities:
    Increase in accounts payable and accrued expenses        5,995      11,656
--------------------------------------------------------------------------------
      Net cash provided by operating activities,
        representing the net increase in cash
        for the period                                        --          --
--------------------------------------------------------------------------------
CASH - BEGINNING OF PERIOD                                    --          --
--------------------------------------------------------------------------------
CASH - END OF PERIOD                                       $  --      $   --
================================================================================

            See notes to condensed financial statements - unaudited.

PEPPERMILL CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 1. BASIS OF PRESENTATION
--------------------------------------------------------------------------------

     Basis of Presentation

     The accompanying (unaudited) financial statements of Peppermill Capital Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.

     In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the period ended March 31, 2001, are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     The financial data at December 31, 2000 is derived from audited financial statements which are included in the Company's form 10-KSB and should be read in conjunction with the audited financial statements and the notes thereto.

--------------------------------------------------------------------------------
NOTE 2. BUSINESS COMBINATION/MERGER
--------------------------------------------------------------------------------

     On November 22, 2000, in a private transaction, Varner Technologies, Inc. (Varner) purchased approximately 90% of the Company's outstanding common stock. The final terms of this business combination/merger have been negotiated, and are contained in a formal Acquisition Agreement, which was executed on June 2, 2000. This merger is contingent upon and will not become effective until such time as the Company completes the registration of the underlying stock. In connection therewith, the Company filed a fourth amended Registration Statement on Form S-4 with the Securities and Exchange Commission on May 11, 2001, and is currently in the process of revising the content and disclosures made in said Registration Statement pursuant to comments received from the SEC, in order to achieve the effectiveness of said Registration Statement.

--------------------------------------------------------------------------------
NOTE 3. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

     Varner Technologies, Inc. (90% owner of the Company) paid certain expenses on behalf of the Company aggregating $5,995 for the three month period ended March 31, 2001.

--------------------------------------------------------------------------------
NOTE 4. NET LOSS PER COMMON SHARE
--------------------------------------------------------------------------------

     Basic and diluted net loss per common share was computed by dividing the net loss by the weighted number of shares of common stock outstanding during each period.

--------------------------------------------------------------------------------
NOTE 5. GOING CONCERN UNCERTAINTIES
--------------------------------------------------------------------------------

     The Company has sustained losses and negative cash flows from inception and has no working capital available to fund any possible future expenditures necessary to remain in business. The Company believes any future capital requirements will be provided by the majority stockholder.