Form 10QSB
period 2001-06-30
PEPPERMILL CAPITAL CORP
filed 2001-08-13
CIK 1063653

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     COMMON STOCK, $.001 par value, 11,239,700 shares outstanding as of June 30, 2001.

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

The purchase of the shares of Peppermill's Common Stock by Varner was made in contemplation of a business combination/merger transaction between the two entities, whereby it is expected that all outstanding voting and non-voting Common Stock of Varner will be exchanged for shares of Peppermill's Common Stock. The final terms of this business combination/merger have been negotiated, and are contained in a formal Acquisition Agreement, which was executed on June 2, 2000. In connection therewith, Peppermill filed a Registration Statement on Form S-4 with the Securities and Exchange Commission on July 7, 2000, and after revising the content and disclosures made in said Registration Statement pursuant to comments received from the U.S. Securities and Exchange Commission, the effectiveness of said Registration Statement was achieved on July 16, 2001. Notwithstanding the execution of the formal Acquisition Agreement and the filing of the Registration Statement on Form S-4 (and all amendments thereto), there is no guarantee that any business combination or merger transaction will take place. Peppermill provided notice to its shareholders regarding the contemplated business combination/merger with Varner on July 26, 2001, and is presently soliciting written approval of its shareholders regarding the same.

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

Plan of Operation

Peppermill has had no operations during this reporting period.

Upon the conclusion of any final business combination/merger transaction between Varner and Peppermill, Peppermill anticipates that the focus of its business will shift from that of exploring and developing its mineral claims to that of Varner, namely, providing Internet Service and engaging in the marketing and sale of long distance telephone services, prepaid telephone cards and other telecommunications products and services via a network of independent distributors, pursuant to a multi-level marketing plan, in 49 states of the United States. Notwithstanding the execution of the Acquisition Agreement, or the filing and effectiveness of the Registration Statement on Form S-4, there is no guarantee that such business combination/merger transaction will take place.

Liquidity and Capital Resources

Peppermill had no assets and accrued liabilities of $62,493.00 as of June 30, 2001. If Peppermill is unable to raise additional capital, or if the business combination/merger transaction with Varner does not take place, it will not be able to engage in any future operations. No financing has been arranged.

Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements

The statements contained in this Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations) that are not historical facts may be forward-looking statements (as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in Peppermill's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in Peppermill's Form 10-SB Registration Statement (File No. 000-25989) effective May 6, 1999, and those described in Peppermill's Post-Effective Amendment No. 1 to Form S-4 Registration Statement, as filed with the Commission on July 11, 2001. The forward-looking statements are based on the beliefs of Peppermill's management, as well as assumptions made by, and information currently available to Peppermill's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause Peppermill's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks include the chance that the merger with Varner Technologies, Inc. may not occur or may occur on terms different than anticipated.

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

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (i) Post-Effective Amendment No. 1 to Registration Statement on Form S-4 and all Exhibits thereto, as filed with the Commission on July 11, 2001 (incorporated by reference).

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


Dated: August 10, 2001             PEPPERMILL CAPITAL CORPORATION


                                   By: /s/ Clayton W. Varner
                                       -----------------------------------------
                                       Clayton W. Varner, President and
                                       Chief Financial Officer

                                                  PEPPERMILL CAPITAL CORPORATION
--------------------------------------------------------------------------------
                                                            FINANCIAL STATEMENTS
                                                                   JUNE 30, 2001

PEPPERMILL CAPITAL CORPORATION
CONDENSED BALANCE SHEETS
JUNE 30, 2001 AND DECEMBER 31, 2000
================================================================================
                                                       (Unaudited)    December
LIABILITIES AND STOCKHOLDERS' EQUITY                  June 30, 2001   31, 2000
================================================================================

CURRENT LIABILITIES
   Accrued liabilities, to related parties (Note 2)       $  62,493    $ 38,416
--------------------------------------------------------------------------------

DEFICIENCY IN ASSETS
   Common stock, 200,000,000 shares authorized, at
       $0.001 par value; 11,239,700 shares issued
       and outstanding                                       11,240      11,240
   Additional paid-in capital                                33,291      33,291
   Accumulated deficit                                     (107,024)    (82,947)
--------------------------------------------------------------------------------
       Total deficiency in assets                           (62,493)    (38,416)
--------------------------------------------------------------------------------

                                                               $ --        $ --
================================================================================

            See notes to condensed financial statements - unaudited.

PEPPERMILL CAPITAL CORPORATION
CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
--------------------------------------------------------------------------------

                                               Three Months Ended               Six Months Ended
                                                     June 30                        June 30
                                         ------------------------------------------------------------
                                              2001            2000           2001            2000
-----------------------------------------------------------------------------------------------------
REVENUE                                   $        --     $        --     $        --     $        --

OPERATING EXPENSES
     General and administrative                18,082             565          24,077          12,221
-----------------------------------------------------------------------------------------------------

NET LOSS                                 ($    18,082)   ($       565)   ($    24,077)   ($    12,221)
=====================================================================================================

WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                    11,239,700      11,239,700      11,239,700      11,239,700
=====================================================================================================

NET LOSS PER SHARE - BASIC AND DILUTED    $        --     $        --     $        --     $        --
=====================================================================================================

            See notes to condensed financial statements - unaudited.

PEPPERMILL CAPITAL CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

                                                                  Six Months
                                                                Ended June 30
                                                              ------------------
                                                                2001      2000
--------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $24,077   $12,221
    Adjustment to reconcile net loss to net cash
      used in operating activities:
      Increase in accounts payable and accrued expenses         24,077    12,221
--------------------------------------------------------------------------------
          Net cash used in operating activities,
            representing the net decrease in cash
            and cash equivalents for the period                     --        --

CASH AND CASH EQUIVALENTS - BEGINNING OF PERIOD                     --        --
--------------------------------------------------------------------------------

CASH AND CASH EQUIVALENTS - END OF PERIOD                      $    --   $    --
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

PEPPERMILL CAPITAL CORPORATION
NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)
--------------------------------------------------------------------------------
NOTE 1. BASIS OF PRESENTATION
--------------------------------------------------------------------------------

     Basis of Presentation

     The accompanying (unaudited) financial statements of Peppermill Capital Corporation have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB for quarterly reports under
     Section 13 or 15(d) of the Securities Exchange Act of 1934, accordingly, they do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States.

     In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the period ended June 30, 2001, are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

     The financial data at December 31, 2000 is derived from audited financial statements which are included in the Company's form 10-KSB which should be read in conjunction with these condensed financial statements.

     Use of Estimates

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

--------------------------------------------------------------------------------
NOTE 2. BUSINESS COMBINATION/MERGER
--------------------------------------------------------------------------------

     On November 22, 2000, in a private transaction, Varner Technologies, Inc. (Varner) purchased approximately 90% of the Company's outstanding common stock. The final terms of this business combination/merger have been negotiated, and are contained in a formal Acquisition Agreement, which was executed on June 2, 2000. This merger is contingent upon and will not become effective until such time as the Company completes the registration of the underlying stock and obtains the consent of its shareholders. The effectiveness of the Registration Statement on Form S-4 was achieved on July 16, 2001 and the Company expects to seek the consent of its shareholders in the near future.

--------------------------------------------------------------------------------
NOTE 3. RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

     Varner Technologies, Inc. (90% owner of the Company) paid certain legal and accounting expenses on behalf of the Company aggregating $18,082 and $24,077 for the three and six month periods ended June 30, 2001, respectively.

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