Form 10-Q
period 2001-09-30
PEPPERMILL CAPITAL CORP
filed 2001-11-20
CIK 1063653

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

                          Commission File No. 000-25989


                            VARNER TECHNOLOGIES, INC.
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


                      APPLICABLE ONLY TO CORPORATE ISSUERS:


     COMMON STOCK, $.001 par value, 80,970,025 outstanding shares, CLASS A PREFERRED STOCK, $.001 par value, 9,747,755 outstanding shares and CLASS B
PREFERRED STOCK, $.001 par value, no outstanding shares, as of September 30, 2001.

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

     The following consolidated financial statements of the Registrant are attached to this Form 10-QSB:

     1. Interim Balance Sheet as of September 30, 2001 and Balance Sheet as of December 31, 2000.

     2. Interim Statements of Operations for the three and nine month periods ending September 30, 2001, and September 30, 2000.

     3. Interim Statements of Cash Flows for the nine month periods ending September 30, 2001 and September 30, 2000.

     The Financial Statements reflect all adjustments which are, in the opinion of management, necessary to present a fair statement of results for the periods presented.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation

General

     On November 22, 1999, Varner Technologies, Inc. (Varner) purchased approximately 90% of the common stock of the Registrant, Peppermill Capital Corporation. On August 21, 2001, Peppermill stockholders' approved the merger of the two companies. The merger was treated as a recapitalization of Peppermill and the Registrant's name was changed to Varner Technologies, Inc. The financial statements presented in this Form 10-QSB and Management's Discussion and Analysis of Financial Condition and Results of Operation included herein is based on Varner and Peppermill's combined operations for the periods presented.

Results of Operations

     Net Sales. For the fiscal quarter ended September 30, 2001, net sales were $179,000, compared to net sales of $658,000 for the three months ended September 30, 2000, a decrease of 73%. Net sales for the first nine months of fiscal 2001 decreased 56% to $853,000, compared to net sales of $1,943,000 for the nine months ended September 30, 2000. This decrease was primarily due to (i) problems with telecommunication suppliers for service to Vietnam which severely hurt prepaid long distance revenues, (ii) problems with a prepaid cellular provider which effected sales of prepaid cellular phones and air-time, (iii) compensation plan changes to commissions which caused a reduction in agents and (iv) national economic uncertainty heightened by the events of September 11 which dramatically affected sales.

     Cost of Sales. Cost of sales is composed mainly of the cost associated with the purchase of internet access, purchases of long distance minutes and purchases of training videos and material. The percentages and amounts detailed below result from changing economies of scale, changes in internet access providers, more effective utilization of the points of presence and restructuring of the prepaid telecommunications pricing and purchasing.

     For the fiscal quarter ended September 30, 2001, cost of sales were $28,000 due to the settlement of approximately $80,000 of disputed invoices previously charged to cost of sales. For the fiscal quarter ended September 30, 2000 cost of sales was 53% of net sales. Cost of sales was 55% of net sales for the first nine months of fiscal 2001, compared to 59% for the nine month period ended September 30, 2000.

     Commissions. Commissions paid to independent representatives were $39,000 for the fiscal quarter ended September 30, 2001, and $412,000 for the fiscal quarter ended September 30, 2000. Commissions were $419,000 for the nine months ended September 30, 2001 as compared to $1,145,000 for the nine months ended September 30, 2000. These expenses are directly related to sales revenues. As stated previously, the Company recently reduced the percentage commissions payable to independent representatives.

     Salaries and Compensation. Salaries and compensation expense consists of personnel, consultants, and related costs associated with executive and administrative functions. Salaries and compensation expense for the fiscal quarter ended September 30, 2001 decreased $114,000 to $245,000, or 137% of revenues, from $360,000, or 55% of revenues, during the fiscal quarter ended September 30, 2000. Salaries and compensation expense for the nine months ended September 30, 2001 was $738,000 or 86% of sales, compared to $797,000 or 41% of sales for the nine months ended September 30, 2000. The decrease in salaries and compensation was primarily due to a reduction in the number of employees and consultants engaged by the Company during the quarter.

     Other Operating Expenses. Other operating expenses consist of expenses associated with support of the Company's internet and prepaid telecommunications customers, including customer service and technical support, and marketing expenses, including meetings and conferences. The Company also had costs related to the purchase of Peppermill common stock and costs of implementing the merger with Peppermill including professional fees paid to accountants and lawyers. Other operating expenses in the third fiscal quarter of 2001 decreased to $211,000 or 118% of revenues, from $372,000, or 56% of revenues, in the third fiscal quarter of 2000. Other operating expenses decreased to $639,000 or 75% of sales for the nine months ended September 30, 2001, from $753,000 or 39% of sales for the nine months ended September 30, 2000.

     Other Income and Expense. Other income and expense for the fiscal quarter ended September 30, 2001 was negligible compared to an expense of $200,000 in the fiscal quarter ended September 30, 2000, representing the write-off of previously capitalized expenses.

     Net Income or Loss. For the fiscal quarter ended September 30 2001, the Company had a net loss of $361,000 as compared to a net loss of $1,058,000 for the three month period ended September 30, 2000. For the nine months ended September 30, 2001, net loss was $1,448,000, as compared to a net loss of $2,183,000 for the nine month period ended September 30, 2000. The reduction in loss was due to a decrease in expenses, which offset reduced revenues.

Financial Condition

     Liquidity and Capital Resources. Cash flow used in operations during the nine months ended September 30, 2001 was $1,460,000, which generally represented the net loss for the period. During the nine month period ended September 30, 2000, cash flows used in operations was $2,065,000 again primarily the result of the net loss for the period.

     Investment Activities. During the nine months ended September 30, 2001, cash flow used in investing activities for the purchase of equipment was $19,000. In the nine month period ended September 30, 2000, $18,000 was used in investing activities, primarily for the purchase of equipment.

     Financing Activities. For the nine months ended September 30, 2001, cash flow provided by financing activities was $1,462,000. The primary source of this cash flow was the net proceeds from the sales of capital stock and advances from related parties. Cash flow provided by financing activities for the nine month period ending September 30, 2000 was $2,355,000, resulting primarily from the sale of capital stock.

     At September 30, 2001, the Company had a cash balance of $0. The Company's current cash management strategy includes maintaining minimal cash balances and utilizing the proceeds from sales of capital stock and cash advances from related parties for liquidity. At December 31, 2000, the Company had cash and cash equivalents of $17,000. At September 30, 2001, the Company had working capital deficit of $1,497,000.

     Related parties of the Company have advanced the Company a total of $521,000 during the first nine months of fiscal 2001. The Company believes that its current funds and commitments are adequate to fund its operations through the end of 2001. Additional financing will be required to fund operations.

     Safe Harbor Provision of the Private Securities Litigation Act of 1995 and Forward Looking Statements. The Company operates in a dynamic and rapidly changing environment that involves numerous risks and uncertainties. The market for the Company's products and services is generally characterized by intense competition, frequent new product introductions and changes in customer tastes which can render existing products unmarketable. The statements contained in
Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operation) that are not historical facts may be forward-looking statements
(as such term is defined in the rules promulgated pursuant to the Securities Exchange Act of 1934) that are subject to a variety of risks and uncertainties more fully described in the Company's filings with the Securities and Exchange Commission including, without limitation, those described under "Risk Factors" in the Company's Form S-4 Registration Statement (File No. 333-41026) effective July 11, 2001. The forward-looking statements are based on the beliefs of the Company's management, as well as assumptions made by, and information currently available to the Company's management. Accordingly, these statements are subject to significant risks, uncertainties and contingencies which could cause the Company's actual growth, results, performance and business prospects and opportunities in 2001 and beyond to differ materially from those expressed in, or implied by, any such forward-looking statements. Wherever possible, words such as "anticipate," "plan," "expect," "believe," "estimate," and similar expressions have been used to identify these forward-looking statements, but are not the exclusive means of identifying such statements. These risks, uncertainties and contingencies include, but are not limited to, the Company's limited operating history on which expectations regarding its future performance can be based, competition from other companies that have greater financial, technical and marketing resources and distribution capabilities than the Company, the availability of sufficient capital, the maturation and success of the Company's strategy to develop, market and sell its products, risks inherent in conducting international business, risks associated with changes in the Company's product mix and pricing, the effectiveness of the Company's efforts to control operating expenses, general economic and business conditions affecting the Company and its customers in the United States and other countries in which the Company sells and anticipates selling its products and services and the Company's ability to (i) adjust to changes in technology, customer preferences, enhanced competition and new competitors; (ii) protect its intellectual property rights from infringement or misappropriation; (iii) maintain or enhance its relationships with other businesses and vendors; and (iv) attract and retain key employees. There can be no assurance that the Company will be able to identify, develop, market, sell or support new products successfully, that any such new products will gain market acceptance, or that the Company will be able to respond effectively to changes in customer preferences. There can be no assurance that the Company will not encounter technical or other difficulties that could delay introduction of new or updated products in the future. If the Company is unable to introduce new products and respond to industry changes or customer preferences on a timely basis, its business could be materially adversely affected. The Company is not obligated to update or revise these forward-looking statements to reflect new events or circumstances.

Part II.  OTHER INFORMATION

Item 1.   Legal Proceedings

          Not applicable.

Item 2.   Changes in Securities

          Not applicable.

Item 3.   Defaults Upon Senior Securities

          Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     On August 9, 2001, the Company solicited the written consent of its Common stockholders with respect to the approval of (i) a merger transaction between the Registrant and Varner Technologies, Inc., a Missouri corporation, (ii) a corresponding name change of the Company to Varner Technologies, Inc., (iii) an amendment to the Company's Articles of Incorporation to increase the number of authorized shares of common stock and to authorize two classes of preferred stock, and (iv) the adoption of the Company's 2001 Stock Option Plan.

     In connection with the merger, (i) each holder of one share of Voting Common Stock or one share of Non-voting Common Stock of Varner received three shares of the Registrant's Common Stock, (ii) each holder of one share of Preferred Stock of Varner received five shares of a newly created class of the Registrant's Preferred Stock, and (iii) each holder of one share of the Registrant's Common Stock received a dividend of four additional shares of the Registrant's Common Stock and (iv) the Company's name changed from Peppermill Capital Corporation to Varner Technologies, Inc.

     In connection with the amendment to the Company's Articles of Incorporation, (i) the number of authorized shares of $.001 par value common stock increased from 200,000,000 to 600,000,000, (ii) 10,000,000 shares of $.001 par value Series A Preferred Stock was authorized, and (iii) 90,000,000 shares of $.001 par value Series B Preferred Stock was authorized.

     In connection with the approval of the Registrant's 2001 Stock Option Plan, a total of 10,000,000 shares of the Company's Common Stock were reserved for issuance to certain key employees and consultants in connection with the issuance of options under said Plan.

     On August 9, 2001, there were 11,239,700 shares of the Registrant's Common Stock issued and outstanding. A total of 10,191,497 shares of Common Stock were voted; of these 10,191,497 shares of Common Stock were voted in favor of (i) the proposed merger of the Registrant with Varner Technologies, Inc., (ii) the change in the Company's name from Peppermill Capital Corporation to Varner Technologies, Inc., (iii) the increase in the number of authorized shares of the Company's Common Stock and the authorization of two classes of Preferred Stock, and (iv) the adoption of the Company's 2001 Stock Option Plan. No shares were voted against any of these proposals, and none of the shares of voted Common Stock were abstentions. Thus, of the 11,239,700 shares of capital stock eligible to vote with respect to the foregoing proposals, a total of 10,191,497 shares were voted, and of these shares, all (or approximately 90.67% of the shares eligible to vote) voted in favor of each proposal.

     The merger transaction became effective and all other proposals were effectively approved at the close of business on August 22, 2001.

Item 5.   Other Information

          Not applicable

Item 6.   Exhibits and Reports on Form 8-K

     a)   Exhibits*

                                                  No.
                                                  ---
          Statement re: Computation of Per        11 (included in the Company's
          Shares Earnings                         financial statements)

     b) The following reports on Form 8-K were filed by the Company during the Third Quarter of Fiscal 2001:

          (1) On September 4, 2001, the Company filed a Report on Form 8-K, reporting the merger of the Registrant with Varner Technologies, Inc., a Missouri Corporation;

          (2) On October 25, 2001, the Company filed an amendment to its September 4, 2001 8-K, amending said Report to include Financial Statements for Varner Technologies, Inc., a Missouri corporation.

          (3) On November 14, 2001, the Company filed a Report on Form 8-K reporting a change in its auditors from Kaufman Rossin & Company to KPMG LLP.

* Also incorporated by reference to the Exhibits filed as part of the S-4 Registration Statement of the Registrant, effective July 11, 2001, and subsequent periodic filings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Dated: November 19, 2001                VARNER TECHNOLOGIES, INC.


                                        By:  /s/  Clayton W. Varner
                                             ----------------------------------
                                             Clayton W. Varner, President

                            VARNER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                           Consolidated Balance Sheets

              December 31, 2000 and September 30, 2001 (unaudited)


                                                                                  December 31,     September 30,
                                                                                     2000              2001
                                                                                  -----------       -----------
                                     Assets
Current assets:
  Cash and cash equivalents                                                       $    16,783                --
  Accounts receivable                                                                  20,637             3,309
  Amounts due from related parties                                                     10,000                --
  Inventory                                                                            38,035            33,815
  Prepaid expenses and other assets                                                    25,558            58,933
                                                                                  -----------       -----------
      Total current assets                                                            111,013            96,057

Property and equipment, net                                                           141,988           111,953
                                                                                  -----------       -----------
      Total assets                                                                $   253,001           208,010
                                                                                  ===========       ===========

                 Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
  Accounts payable                                                                $   902,193           847,277
  Accrued expenses                                                                     83,720            36,725
  Amounts due to related parties                                                       11,657           532,382
  Unearned revenue                                                                    162,484           205,158
  Current installments of capital lease obligations                                     5,700             3,940
                                                                                  -----------       -----------
      Total current liabilities                                                     1,165,754         1,625,482

Capital lease obligations, excluding current installments                               8,141             5,131

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock - Class A, $0.001 par value; 10,000,000 shares authorized;
    8,882,375 and 9,747,755 shares issued and outstanding
    at December 31, 2000 and September 30, respectively                                 8,882             9,748
  Preferred stock - Class B, $0.001 par value; 90,000,000 shares authorized;
    none issued and outstanding                                                            --                --
  Common stock - $0.001 par value; 600,000,000 shares authorized;
    79,530,025 and 80,970,025 shares issued and outstanding at
    December 31, 2000 and September 30, 2001, respectively                             79,530            80,970
  Additional paid-in capital                                                        7,667,986         8,611,832
  Retained deficit                                                                 (8,677,292)      (10,125,153)
                                                                                  -----------       -----------
      Total stockholders' equity (deficit)                                           (920,894)       (1,390,200)
                                                                                  -----------       -----------
      Total liabilities and stockholders' equity (deficit)                        $   253,001           208,010
                                                                                  ===========       ===========


See accompanying notes to consolidated financial statements.

                            VARNER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Operations

       Three and Nine Months ended September 30, 2000 and 2001 (unaudited)


                                              Three months ended                   Nine months ended
                                                 September 30,                       September 30,
                                        ------------------------------       ------------------------------
                                            2000              2001               2000              2001
                                        ------------       -----------       ------------       -----------
Sales                                   $    657,757           179,342       $  1,942,683           853,413
Cost of sales                                346,437            27,697          1,149,296           466,931
                                        ------------       -----------       ------------       -----------
      Gross profit                           311,320           151,645            793,387           386,482
                                        ------------       -----------       ------------       -----------

Operating expenses:
  Commissions                                411,693            38,847          1,145,197           418,647
  Salaries and compensation                  359,797           245,411            797,386           738,186
  Depreciation and amortization               25,942            16,673             77,827            49,112
  Other operating expenses                   371,516           211,180            752,669           638,661
                                        ------------       -----------       ------------       -----------
      Total operating expenses             1,168,948           512,111          2,773,079         1,844,606
                                        ------------       -----------       ------------       -----------
      Loss from operations                  (857,628)         (360,466)        (1,979,692)       (1,458,124)
                                        ------------       -----------       ------------       -----------

Other income (expense):
  Interest income                                417               265              1,423            11,175
  Interest expense                            (1,067)             (368)            (4,862)             (912)
  Other                                     (199,499)               --           (199,499)               --
                                        ------------       -----------       ------------       -----------
      Total other income (expense)          (200,149)             (103)          (202,938)           10,263
                                        ------------       -----------       ------------       -----------
      Net loss                          $ (1,057,777)         (360,569)      $ (2,182,630)       (1,447,861)
                                        ============       ===========       ============       ===========

Basic and diluted loss per share        $      (0.02)            (0.00)      $      (0.03)            (0.02)
                                        ============       ===========       ============       ===========

Weighted-average common shares
  outstanding, basic and diluted          72,585,827        80,970,025         66,090,538        80,490,025
                                        ============       ===========       ============       ===========


See accompanying notes to consolidated financial statements.

                            VARNER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

      Consolidated Statements of Changes in Stockholders' Equity (Deficit)

                      Year ended December 31, 2000 and the
                Nine Months ended September 30, 2001 (unaudited)


                               Preferred stock - Class A            Common stock
                               --------------------------    -------------------------   Additional
                                Number of                     Number of                   paid-in       Retained
                                 shares          Amount        shares        Amount       capital        deficit        Total
                               ----------    ------------    ----------   ------------   ----------    -----------    ----------
Balance at December 31, 1999    3,355,000    $      3,355    61,913,983   $     61,914    4,848,001     (5,484,910)     (571,640)

Issuance of stock for
  services rendered                    --              --     4,594,542          4,595      193,532             --       198,127

Proceeds from sale of stock     5,527,375           5,527    13,021,500         13,022    2,626,452             --     2,645,001

Net loss                               --              --            --             --           --     (3,192,382)   (3,192,382)
                               ----------    ------------    ----------   ------------   ----------    -----------    ----------
Balance at December 31, 2000    8,882,375    $      8,882    79,530,025   $     79,530    7,667,986     (8,677,292)     (920,894)
                               ==========    ============    ==========   ============   ==========    ===========    ==========

Exchange of preferred stock
  for common stock             (1,500,000)         (1,500)    1,440,000          1,440           60             --            --

Proceeds from sale of stock     2,365,380           2,365            --             --      943,787             --       946,152

Net loss                               --              --            --             --           --     (1,447,861)   (1,447,861)
                               ----------    ------------    ----------   ------------   ----------    -----------    ----------
                                9,747,755    $      9,748    80,970,025   $     80,970    8,611,832    (10,125,153)   (1,422,603)
                               ==========    ============    ==========   ============   ==========    ===========    ==========


See accompanying notes to consolidated financial statements.

                            VARNER TECHNOLOGIES, INC.
                                AND SUBSIDIARIES

                      Consolidated Statements of Cash Flows

            Nine Months ended September 30, 2000 and 2001 (unaudited)


                                                                        Nine months ended
                                                                          September 30,
                                                                   --------------------------
                                                                       2000           2001
                                                                   -----------    -----------
Cash flows from operating activities:
  Net loss                                                         $(2,182,630)    (1,447,861)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
      Depreciation and amortization                                     77,827         49,112
      Compensation expense for issuance of stock                        92,524             --
      Changes in operating assets and liabilities,
        exclusive of acquisition:
          Accounts receivable                                          (13,727)        27,328
          Inventory                                                     (8,221)         4,220
          Prepaid expenses                                             (13,437)       (33,375)
          Other assets                                                 110,515             --
          Accounts payable                                              86,880        (54,916)
          Accrued expenses                                             (81,377)       (46,994)
          Unearned revenue                                            (133,072)        42,674
                                                                   -----------    -----------
            Net cash used in operating activities                   (2,064,718)    (1,459,812)
                                                                   -----------    -----------

Cash flows from investing activities:
  Purchases of property and equipment                                  (18,266)       (19,078)
                                                                   -----------    -----------
            Net cash used in investing activities                      (18,266)       (19,078)
                                                                   -----------    -----------

Cash flows from financing activities:
  Advances from related parties                                         41,697        520,725
  Proceeds (payments) on borrowings from note payable                 (100,000)            --
  Proceeds from sale of stock                                        2,429,113        946,152
  Payments on capital lease obligations                                (15,890)        (4,770)
                                                                   -----------    -----------
            Net cash provided by financing activities                2,354,920      1,462,107
                                                                   -----------    -----------
            Net increase (decrease) in cash and cash equivalents       271,936        (16,783)

Cash and cash equivalents, beginning of year                           111,202         16,783
                                                                   -----------    -----------
Cash and cash equivalents, end of year                             $   383,138             --
                                                                   ===========    ===========


See accompanying notes to consolidated financial statements.

                            VARNER TECHNOLOGIES, INC.

             Notes to Consolidated Financial Statements (unaudited)


(1)  Basis of Presentation

     The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.

     In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operations for the period ended September 30, 2001 are not necessarily indicative of the results that can be expected for the year ended December 31, 2001.

     The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     The   financial   data  at  December  31,  2000  is  derived  from  audited
     consolidated financial statements and should be read in conjunction with the audited consolidated financial statements and the notes thereto.

     On November 22, 1999, Varner Technologies, Inc. (Varner) purchased approximately 90% of the common stock of an inactive corporation, Peppermill Capital Corporation, Inc. (Peppermill), which is traded on the OTCBB and reported to the Securities and Exchange Commission under the Securities Exchange Act of 1934.

     On August 21, 2001, the Varner and Peppermill stockholders' approved the merger of the two companies. The merger was treated as a recapitalization of Peppermill. As a result of this transaction, Varner common stockholders received three shares of Peppermill common stock for each share of Varner common stock held and Varner preferred stockholders received five shares of Peppermill preferred stock for each share of Varner preferred stock held. Additionally, 10,116,000 of Peppermill common stock held by Varner, related to the aforementioned transaction which occurred on November 22, 1999, was cancelled and the remaining Peppermill common stockholders received a dividend of four shares of Peppermill common stock for each share of Peppermill common stock held. The merger represents a combination of entities under common control and has been accounted for on an "as if" pooling-of-interests basis with the accompanying consolidated financial statements restated for all periods presented. As a result of the recapitalization, the accumulated deficit of Peppermill of $44,531 was charged to additional paid-in capital.

     The name of Peppermill was changed to Varner Technologies, Inc. effective August 21, 2001 and the newly merged company has authorized 600,000,000 common shares, 10,000,000 preferred shares - Class A and 90,000,000 preferred shares - Class B.

                            VARNER TECHNOLOGIES, INC.

             Notes to Consolidated Financial Statements (unaudited)


(2)  Cost of Sales

     During the three months ended September 30, 2001, the Company settled disputed invoices totaling approximately $80,000 that had been previously received from telecommunication service providers and had been recorded to cost of sales and accrued liabilities during the year ended December 31, 2000. The Company recorded the cancellation of these previously recorded liabilities as a decrease to cost of sales.

(3)  Loss Per Share

     A reconciliation of the number of shares used in the calculation of basis and diluted loss per share and the calculated amounts of loss per share follows:

                                       Three months ended          Nine months ended
                                          September 30,               September 30,
                                    ------------------------    ------------------------
                                       2000          2001          2000          2001
                                    ----------    ----------    ----------    ----------
     Shares outstanding
       -beginning of period         67,053,311    80,970,025    61,913,983    79,530,025

     Weighted-average number
       of common shares issued       5,532,516            --     4,176,555       960,000
                                    ------------------------    ------------------------
     Weighted-average number
       of common shares
       outstanding - end
       of period                    72,585,827    80,970,025    66,090,538    80,490,025

     Dilutive shares                        --            --            --            --
                                    ------------------------    ------------------------
     Dilutive shares outstanding    72,585,827    80,970,025    66,090,538    80,490,025
                                    ========================    ========================

     Net loss (in thousands)        $   (1,058)         (361)   $   (2,183)       (1,448)
                                    ========================    ========================
     Basic and diluted earnings
       per share                    $    (0.02)        (0.00)   $    (0.03)        (0.02)
                                    ========================    ========================

(4)  Preferred Stock Exchange

     During the three months ended March 31, 2001, various shareholders exchanged 1,500,000 shares of preferred stock, at an exchange rate of .96 per share, for 1,440,000 share of common stock.

(5)  2001 Stock Option Plan

     The Company adopted the 2001 Stock Option Plan (the Plan) during August 2001. Under the Plan 10,000,000 shares of Common Stock are reserved for issuance to certain key employees and consultants. As of September 30, 2001, no options have been issued under the Plan.

(6)  Going Concern Uncertainties

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do no include any adjustments that might result from the outcome of this uncertainity.